Form 10-Q
period 1996-06-30
ARMANINO FOODS OF DISTINCTION INC /CO/
filed 1996-08-19
CIK 814339

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                      FORM 10-Q

                      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                           For Quarter Ended June 30, 1996

                             Commission File No. 0-18200

                       ARMANINO FOODS OF DISTINCTION, INC.
              (Exact name of registrant as specified in its charter)

           COLORADO                                 84-1041418
 (State or other jurisdiction             (I.R.S. Employer Identification
of incorporation or organization)                     Number)

                        30588 San Antonio Street
                          Hayward, CA  94544
                 (Address of principal executive office)

Registrant's telephone number, including area code: (510) 441-9300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes X    No ___

Number of registrant's common shares outstanding at June 30, 1996:
11,950,134.

                       PART I - FINANCIAL INFORMATION

                      ARMANINO FOODS OF DISTINCTION, INC.
                     Condensed Consolidated Balance Sheets
                                (Unaudited)

                                   ASSETS
                                              June 30          December 31
                                                1996              1995
Current Assets:
  Cash and cash equivalents                 $  992,127         $  746,250
  Treasury bills, held to maturity           4,687,929          2,458,153
  Accounts receivable                          993,196          1,254,869
  Inventory                                  1,002,562            957,800
  Prepaid expenses                             182,446             78,736
  Current deferred tax asset                   566,518            857,000
                                           -----------         ----------
    Total Current Assets                     8,424,778          6,352,808

Property and Equipment, Net                  3,003,209          2,547,068

Other Assets:
  Deferred costs and deposits                  305,128            154,413
  Organizational costs, net                     42,062               -
  Goodwill, net                                622,767               -
                                           -----------         ----------
    Total Other Assets                         969,957            154,413
                                           -----------         ----------
    Total Assets                           $12,397,944         $9,054,289

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued expenses    $   884,155         $  812,141
  Notes payable                                152,348               -
  Current portion of long-term debt             24,610             23,521
                                           -----------         ----------
    Total Current Liabilities                1,061,113            835,662

Deferred tax liability                         110,000            110,000
Long-term debt                                  59,006             71,599
                                           -----------         ----------
    Total Liabilities                        1,230,119          1,017,261

Stockholders' Equity:
  Common stock                              12,087,001          9,391,926
  Additional paid in capital                    22,311             22,311
  Accumulated deficit                         (941,487)        (1,377,209)
                                           -----------         ----------
    Total Stockholders' Equity              11,167,825          8,037,028
                                           -----------         ----------

    Total Liabilities and Stockholders'
      Equity                               $12,397,944         $9,054,289

The accompanying notes are an integral part of these condensed financial statements. The balances for December 31, 1995 were taken from the audited financial statements at that date and condensed.

                        PART I - FINANCIAL INFORMATION

                      ARMANINO FOODS OF DISTINCTION, INC.
                 Condensed Consolidated Statements of Operations
                For the Three Months Ended June 30, 1996 and 1995
                                  (Unaudited)

                                              June 30            June 30
                                                1996              1995

Net Sales                                   $3,529,005         $3,222,320
Cost of Goods Sold                           2,364,792          2,051,940
                                            ----------         ----------
    Gross Profit                             1,164,213          1,170,380
                                            ----------         ----------
Operating Expenses:
  General and administrative                   345,740            314,805
  Salaries and wages                           314,295            242,609
  Commissions                                   94,507             69,826
  Advertising, demonstrations, promotions,
    and slotting allowances                    156,057            211,818
                                            ----------         ----------
      Total Operating Expenses                 910,599            839,058
                                            ----------         ----------

Income From Operations                         253,614            331,322

Other Income                                    72,069             36,300
                                            ----------         ----------

Income From Continuing Operations Before
  Income Taxes                                 325,683            367,622

Current Tax Expense                               -                  -

Deferred Tax Expense                           130,273            147,049
                                            ----------         ----------
Net Income                                  $  195,410         $  220,573

Primary Earnings Per Share                  $      .02         $      .02

Weighted Average Common Shares
 Outstanding                                12,623,090         10,450,290

The accompanying notes are an integral part of these condensed financial statements.

                          PART I - FINANCIAL INFORMATION

                       ARMANINO FOODS OF DISTINCTION, INC.
                 Condensed Consolidated Statements of Operations
                 For the Six Months Ended June 30, 1996 and 1995
                                 (Unaudited)

                                             June 30            June 30
                                               1996               1995
                                            ----------         ----------

Net Sales                                   $6,914,204         $6,225,136

Cost of Goods Sold                           4,558,794          4,033,260
                                            ----------         ----------
      Gross Profit                           2,355,410          2,191,876
                                            ----------         ----------

Operating Expenses:
  General and administrative                   599,944            604,548
  Salaries and wages                           613,068            493,640
  Commissions                                  199,351            151,194
  Advertising, demonstrations, promotions,
    and slotting allowances                    337,193            387,650
                                            ----------         ----------
      Total Operating Expenses               1,749,556          1,637,032
                                            ----------         ----------

Income From Operations                         605,854            554,844

Other Income                                   120,351             62,658
                                            ----------         ----------

Income From Continuing Operations Before
  Income Taxes                                 726,205            617,502


Current Tax Expense                               -                  -

Deferred Tax Expense                           290,482            247,001
                                            ----------         ----------
Net Income                                  $  435,723         $  370,501

Primary Earnings Per Share                  $      .04         $      .04

Weighted Average Common Shares
  Outstanding                               11,890,097         10,413,210

The accompanying notes are an integral part of these condensed financial statements.

                          PART I - FINANCIAL INFORMATION
                        ARMANINO FOODS OF DISTINCTION, INC.
                  Condensed Consolidated Statements of Cash Flows
                   For the Six Months Ended June 30, 1996 and 1995
                                    (Unaudited)

                                              June 30            June 30
                                                1996               1995
                                            -----------        -----------
Cash Flows From Operating Activities:
  Net income                                $   435,723        $   370,501
                                            -----------        -----------

  Adjustment to reconcile net income
    to net cash (used for) provided
    by operations:
   Depreciation and amortization                164,030            178,522
   Changes in assets and liabilities:
     Decrease in accounts receivable            261,673            521,256
     (Increase) Decrease in inventories         (44,762)            70,236
     (Increase) in prepaid costs               (103,710)            (1,306)
     (Increase) in deferred costs
       and deposits                            (150,715)           (20,284)
     Decrease in deferred tax assets            290,482            247,001
     Increase (Decrease) in accounts
       payable and accrued expenses              72,014           (579,335)
                                            -----------        -----------
     Total Adjustments                          489,012            416,090
                                            -----------        -----------
Net Cash Provided By
  Operating Activities                          924,735            786,591
                                            -----------        -----------
Cash Flows From Investing Activities:
  Organizational costs paid                  (   42,776)              -
  Purchase of Goodwill                       (  626,267)              -
  Capital expenditures                       (  615,958)          (121,065)
  Purchase of U.S. treasury bills, net       (2,229,776)          (683,326)
                                            -----------        -----------
      Net Cash (Used For)
       Investing Activities                  (3,514,777)        (  804,931)
                                            -----------        -----------
Cash Flows From Financing Activities:
  Issuance of common stock                    2,695,075                774
  Payments on capital lease obligations      (   11,504)        (   10,500)
  Increase in borrowings                        152,348               -
                                            -----------         -----------
Net Cash Provided By (Used In)
  Financing Activities:                       2,835,919         (    9,726)

Net Increase (Decrease) In Cash and
  Cash Equivalents                              245,877           ( 28,066)

Cash and Cash Equivalents Beginning of
  Period                                        746,250            176,486
                                            -----------        -----------
Cash and Cash Equivalents End of Period     $   992,127        $   148,420

The accompanying notes are an integral part of these condensed financial statements.

                        PART I - FINANCIAL INFORMATION
                      ARMANINO FOODS OF DISTINCTION, INC.
              Notes to Condensed Consolidated Financial Statements
                                June 30, 1996
                                 (Unaudited)

Note 1 - BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the December 31, 1995 audited financial statements for Armanino Foods of Distinction, Inc. The results of operations for the periods ended June 30, 1996 and 1995 are not necessarily indicative of the operating results for the full year.

     The condensed consolidated financial statements include the accounts of Armanino Foods of Distinction, Inc. ("Parent") and it's wholly-owned subsidiaries AFDI, Inc, (dba "Focaccia di Genova") and Alborough, Inc. (dba "Emilia Romgana").

     For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments (Treasury Bills) purchased with a maturity of three months or less to be cash equivalents.

     The calculation of primary earnings per share is based on the weighted average number of outstanding common shares during the period plus, when their effect is dilutive, additional shares assuming the exercise of certain vested and non-vested stock options and warrants reduced by the number of shares which could be repurchased with proceeds. Fully dilutive earnings per share are not presented as their effect for the quarter and six months ended June 30, 1996 was anti-dilutive.

     The Company acquired a subsidiary (Alborough, Inc.) during the quarter ended June 30, 1996. The Company recorded goodwill in the amount of $626,267 as part of the purchase. The Company is amortizing the goodwill over 15 years, on a straight line basis.

     The Company is amortizing organizational cost, incurred to organize the Company's subsidiary AFDI, Inc., over 60 months using the straight line method.

Note 2 - INVENTORY

     Inventory is carried at the lower of cost or market with cost being determined on the first-in, first-out method and consisted of the following at June 30, 1996 and December 31, 1995:

                                     June 30,           December 31,
                                       1996                1995

     Raw materials                 $  267,558          $  275,208
     Packaging supplies               161,111             148,352
     Finished goods                   573,893             534,240
                                   ----------          ----------
                                   $1,002,562          $  957,800

Note 3 - RELATED PARTY TRANSACTIONS

     The Company incurred $17,502 and $18,683 respectively, for the six months ended June 30, 1996 and 1995, in accounting and consulting fees to an accounting firm, the managing partner of which is also a stockholder and director of the Company. Services provided by the accounting firm are an extension of the internal accounting functions of the Company, as well as management, business and systems consulting.

Note 4 - INCENTIVE COMPENSATION

     The Company has accrued $153,450 and $96,246 for the six months ended June 30, 1996 and June 30, 1995 respectively, for its management and employee incentive compensation plans. These amounts are based on achieving a predetermined level of pre-tax earnings. For the current year this amount is eligible for distribution only when the predetermined level of income is achieved.

Note 5 - PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                           June 30,     December 31,
                                             1996          1995

     Furniture & Office Equipment         $  212,034     $  165,771
     Plant Machinery & Equipment           2,152,895      1,749,633
     Leasehold Improvements                1,550,759      1,230,793
                                          ----------     ----------
                                           3,915,688      3,146,197

     Accumulated Depreciation               (912,479)      (599,129)
                                          ----------     ----------
                                          $3,003,209     $2,547,068

     During the quarter ended June 30, 1996 the Company completed making improvements and acquiring equipment for its first quick service Italian restaurant in Burlingame, California. Additionally, the Company began making leasehold improvements for its second restaurant in Mountain View, California. Property and equipment includes expenditures made in connection with these two locations.

     On May 20, 1996, the Company acquired Alborough, Inc., (dba Emilia Romagna). The Company recorded property and equipment acquired at the fair market value of these assets on May 20, 1996. Above amounts include the property and equipment acquired through the purchase of Alborough, Inc.

Note 6 - LINES OF CREDIT

     In September of 1994, the Company obtained two lines of credit totalling $1,250,000 with Wells Fargo Bank in San Francisco, California. These two lines consisted of a $500,000 business loan line of credit and a $750,000 equipment loan line of credit.

     The $500,000 business loan provides for interest at prime plus .75% with a maturity date of September 10, 1996. At June 30, 1996, there were no amounts borrowed against this line. This line of credit is secured by the Company's inventory, accounts receivable, and equipment and is subject to the Company maintaining an aggregate minimum balance of $1,000,000 in cash, cash equivalents and treasury bills on the balance sheet at all times.

     The $750,000 equipment loan line of credit provided for interest at prime plus .75% with a conversion date of November 15, 1995 to an installment equipment loan. The Company converted this loan/line to an equipment loan on November 15, 1995, in the amount of $323,000 which amount was paid in full as of December 31, 1995, at which time the equipment line of credit expired.

Note 7 - NOTES PAYABLE

     The Company assumed a note in the amount of $72,510 when it acquired Alborough, Inc. The note provides for monthly payments of principal and interest at an annual rate of 10%. The final payment is due June 30, 1997. At June 30, 1996, the balance due on this note was $62,588.

     At June 30, 1996, the Company owes a balance of $89,760 to the shareholders of Alborough, Inc. This balance represents an amount which was held back for possible adjustments to the purchase price of Alborough, Inc. This balance will be paid once the parties have agreed to the final determination of the net assets of Alborough, Inc.

Note 8 - INCOME TAXES

     Effective January 1, 1993 the Company adopted FASB Statement 109, "Accounting for Income Taxes."

     As of June 30, 1996 and December 31, 1995 the net deferred tax assets and liabilities consisted of the following:

                                           June 30      December 31
                                             1996           1995

     Current deferred tax asset          $  561,118     $  857,000
     Deferred Tax Liability                (110,000)      (110,000)

     Management estimates that the Company will generate adequate net profits to offset net operating loss carryforwards prior to the expiration of the net operating loss carryforwards. Consequently, a deferred tax asset valuation allowance has not been accrued.

Note 9 - COMMON STOCK ISSUANCES

     During the first six months of 1996, the Company received $2,567,321 from the exercise of 1,712,682 warrants net of offering costs prior to their expiration on March 18, 1996. The Company also received $81,504 from the exercise of underwriters warrants to purchase 21,562 units, each unit consisting of two shares of common stock and one warrant. Additionally, the Company received $46,250 from the issuance of 50,000 shares at $.925 in connection with options exercised, under the 1993 Stock Option Plan.

Note 10 - ACQUISITION OF SUBSIDIARY

     On May 20, 1996, the Company acquired all of the outstanding common stock of Alborough, Inc., (dba Emilia Romagna), in a business combination accounted for as a purchase. Alborough, Inc. is primarily engaged in the manufacturing of gourmet Italian foods. The result of operations of Alborough, Inc. is included in the accompanying financial statements since the date of acquisition. The total cost of the acquisition was $755,108, which exceeded the fair market value of the net assets of Alborough, Inc. by $626,267. The excess is recorded as goodwill and is being amortized over 15 years. The purchase price could increase significantly depending upon Alborough, Inc. meeting certain earnings performance criteria over the next 3 years. The agreement between the parties provides that additional payments may be earned by Alborough, Inc. shareholders based on a percentage of gross margin attributable to sales made to specified customers. The sales must be made during a specified period of time and subject to certain minimum sales levels being achieved.

     The following summarized proforma (unaudited) information assumes the acquisition had occurred on January 1, 1995:

                                  6 months          12 months
                                   ended              ended
                                  6/30/96           12/31/95

     Net Sales                   $7,442,727        $14,593,483

     Net Income                  $  432,128        $ 1,146,385

     Earnings Per Share
       Primary Earnings
       per share                 $      .04        $       .11

ITEM II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

QUARTER AND SIX MONTHS ENDED JUNE 30, 1996 V. QUARTER AND SIX MONTHS ENDED JUNE 30, 1995

     Net sales for the quarter ended June 30, 1996 were $3,529,005 as compared to $3,222,320 for the quarter ended June 30, 1995. For the first six months of 1996, the Company reported sales of $6,914,204 as compared to $6,225,136 for the first six months of 1995, an 11% increase. Both pesto and meatball product lines had increased sales for the quarter and the six months ended June 30, 1996 as compared to June 30, 1995. Pesto sales increased mainly in the foodservice area. Expansion of the customer base to the East Coast market and continuing strength in the West Coast facilitated this growth. A slight increase in the meatball product line sales was due to increased retail and club store sales. The sales increases in the pesto and meatball product lines were partially offset by a decrease in sales of the Company's pasta products due to increased price competition in the club store area.

     Cost of goods sold as a percentage of net sales increased from 63.7% for the quarter ended June 30, 1995 to 67% for the quarter ended June 30, 1996. Cost of goods sold as a percentage of net sales increased from 64.8% for the six months ended June 30, 1995 to 65.9% for the six months ended June 30, 1996 This increase was primarily due to a change in the product mix. The change in the product mix was the result of purchasing a new subsidiary (Alborough, Inc.) and opening the Company's first quick service Italian restaurant (AFDI,
Inc). The cost of sales increased due to the total product mix including new products of these two subsidiaries.

     Operating expenses as a percentage of net sales were approximately 25.8% for the quarter ended June 30, 1996 as compared to 26% for the quarter ended June 30, 1995. Operating expenses for the first six months of 1996 were 25.3% as compared to 26.3% for the first six months of 1995. The dollar amount of operating expenses increased from $839,058 for the quarter ended June 30, 1995 to $910,599 for the quarter ended June 30, 1996. Operating expenses increased from $1,637,032 for the six months ended June 30, 1995 to $1,749,556 for the six months ended June 30, 1996. The increase in the dollar amount for the quarter and six months is attributed to several factors. Salaries increased primarily due to an increase in the incentive bonus accrual. Commissions increased due to an increase in sales. These increases were partially offset by a decrease in the advertising, demonstrations, promotions, and slotting allowances expense. The decrease in this expense was due to a decrease in demonstrations at club stores.

     Income from continuing operations before income taxes was $195,410 for the quarter ended June 30, 1996, as compared to $220,573 for the quarter ended June 30, 1995. For the first six months ended June 30, 1996, income from continuing operations before provision for income taxes was $435,723 as compared to $370,501 for the six months ended June 30, 1995. The decrease in net income for the quarter is primarily due to the start-up of operations of AFDI, Inc., and the acquisition of Alborough, Inc. The Company incurred costs prior to opening its first quick service Italian restaurant. These were expensed when the operations of the restaurant commenced. Net income for the six months increased due to the Company's strong first quarter which was attributed to higher sales and production efficiencies.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1996, the Company had working capital of $7,363,665, an increase of $1,846,519 from December 31, 1995. The increase is primarily attributable to proceeds received from stock warrant exercises. Current assets included $6,673,252 in cash and cash equivalents, U.S. treasury bills, and accounts receivable. Management believes that this level of working capital is adequate to meet anticipated needs for liquidity.

     During the six months ended June 30, 1996, cash provided by operating activities of the Company amounted to $924,735. This was primarily a result of the net income from continuing operations, a decrease in accounts receivable and a reduction in the deferred tax asset.

     In the first six months of 1996, the Company received $2,567,321 from the exercise of 1,712,682 warrants net of offering costs and $81,504 from the exercise 21,562 of underwriter units.

     In September 1994, the Company obtained two lines of credit totaling $1,250,000 with Wells Fargo Bank in San Francisco, California. These two lines consisted of $500,000 business loan line of credit and a $750,000 equipment loan line of credit. The $500,000 business loan provides for interest at prime plus .75% with a maturity date of September 10, 1996. At June 30, 1996 there were no amounts borrowed against this line. The $750,000 equipment loan line of credit provided for interest at prime plus .75% with a conversion date of November 15, 1995, to an installment equipment loan. The Company converted this loan/line to an equipment loan on November 15, 1995, in the amount of $323,000 of which amount was paid in full prior to December 31, 1995, at which time the equipment line of credit expired. The purpose for obtaining both lines of credit was to afford the Company greater cash liquidity.

     The Company expects that during the year ended December 31, 1996, it will purchase additional manufacturing equipment to increase production for existing products and/or to produce additional products.

     The Company has developed a concept for quick service Italian restaurants. As of June 30, 1996, the Company opened its first quick service Italian restaurant in Burlingame, California. The Company incurred $325,000 in leasehold improvements and equipment purchases for this location as of June 30, 1996. In addition, the Company incurred $107,000 in start-up and pre-opening costs for this and future locations.

     At the present time, the Company is making leasehold improvements and purchasing equipment for its second quick service Italian restaurant in Mountain View, California. The total commitment is expected to be approximately $250,000.

     On May 20, 1996, the Company purchased all of the outstanding stock of Alborough, Inc. (dba Emilia Romagna). The total cost of the acquisition was $755,108 including professional fees paid in relation to the acquisition. Additionally, the terms of the agreement include an "earn-out" formula which provides for payments to Alborough shareholders over a three year period based on certain performance criteria established. The purchase price could increase significantly depending upon Alborough, Inc. meeting certain earnings performance criteria over the next 3 years. The agreement between the parties provides that additional payments may be earned by Alborough, Inc. shareholders based on a percentage of gross margin attributable to sales made to specified customers. The sales must be made during a specified period of time and subject to certain minimum sales levels being achieved. As of June 30, 1996, the Company paid $665,348 for the purchase of the outstanding common stock of Alborough, Inc. and the related costs. The remaining $89,760 will be paid once the parties have agreed to the final determination of the net assets of Alborough, Inc.

                           PART II - OTHER INFORMATION

II.  OTHER INFORMATION

     Item 1.  LEGAL PROCEEDINGS.
              None

     Item 2.  CHANGES IN SECURITIES.
              None

     Item 3.  DEFAULTS UPON SENIOR SECURITIES.
              None

     Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

              On May 23, 1996, the Company held an Annual Meeting of Shareholders at which William J. Armanino, Deborah Armanino-LeBlanc, John J. Micek, III, David Scatena, Robert M. Geller, Tino Barzie, Henry W. Poett, III, and Soren Svenningsen were each reelected to the Board of Directors. In addition, the Company's shareholders ratified the appointment of Pritchett, Siler & Hardy, P.C. as the Company's auditors, and approved an amendment to the Company's 1993 Stock Option Plan to increase the number of shares included in the plan from 2,500,000 to 3,250,000. The following sets forth the votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, as to each of the matters presented at the meeting:

     1.  ELECTION OF DIRECTORS

          Nominees                         For               Withheld

          William J. Armanino          10,427,224 Shares     52,855 Shares
          Deborah Armanino LeBlanc     10,451,771 Shares     28,308 Shares
          John J. Micek, III           10,455,406 Shares     24,673 Shares
          David Scatena                10,451,270 Shares     28,809 Shares
          Robert M. Geller             10,449,626 Shares     30,453 Shares
          Tino Barzie                  10,445,257 Shares     34,822 Shares
          Henry W. Poett, III          10,450,426 Shares     29,653 Shares
          Soren Svenningsen            10,450,426 Shares     29,653 Shares

     2.  APPOINTMENT OF PRITCHETT, SILER & HARDY, P.C.

                                                       Abstentions
                                                       and Broker
                  For              Against             Non-Votes

          10,453,162 Shares     11,209 Shares          15,708 Shares

     3.  AMENDMENT TO THE 1993 STOCK OPTION PLAN

                                                       Abstentions
                                                       and Broker
                  For              Against             Non-Votes

          5,411,302 Shares     350,882 Shares          4,717,895 Shares

     Item 5.  OTHER INFORMATION.
              None

     Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

              A.  Exhibits - None

              B.  Reports on Form 8-K.

                  During the quarter ended June 30, 1996, the Company filed one Report on Form 8-K dated May 20, 1996, reporting information under ITEM 5
- - OTHER EVENTS, concerning the acquisition of Alborough, Inc., doing business as Emilia Romagna Foods.

                                  SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized.

                                   ARMANINO FOODS OF DISTINCTION, INC.

Dated:  August 15, 1996            By /s/ William J. Armanino
                                     -----------------------------------------
                                      William J. Armanino, President,
                                      Chief Executive Officer, Chief
                                      Financial Officer and Treasurer

                            EXHIBIT INDEX

EXHIBIT                                               METHOD OF FILING
- -------                                        ------------------------------
  27.     Financial Data Schedule               Filed herewith electronically