Form 10-Q
period 1996-09-30
ARMANINO FOODS OF DISTINCTION INC /CO/
filed 1996-11-12
CIK 814339

                 U.S. SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549


                                FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


                     For Quarter Ended September 30, 1996



                       Commission File No. 0-18200




                    ARMANINO FOODS OF DISTINCTION, INC.
          ------------------------------------------------------
          (Exact name of registrant as specified in its charter)



           COLORADO                                 84-1041418
---------------------------------         -------------------------------
 (State or other jurisdiction             (I.R.S. Employer Identification
of incorporation or organization)                     Number)


                        30588 San Antonio Street
                          Hayward, CA  94544
                 ---------------------------------------
                 (Address of principal executive office)



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

                            Yes X    No ___



Number of registrant's common shares outstanding at September 30, 1996:
11,950,134.

                  PART I - FINANCIAL INFORMATION

               ARMANINO FOODS OF DISTINCTION, INC.
              Condensed Consolidated Balance Sheets
                           (Unaudited)

ASSETS
                                                September 30    December 31
                                                    1996           1995
                                                ------------    -----------
Current Assets:
  Cash and cash equivalents                      $1,679,500     $  746,250
  Treasury bills, held to maturity                3,894,714      2,458,153
  Accounts receivable                             1,013,683      1,254,869
  Inventory                                         911,298        957,800
  Prepaid expenses                                  222,328         78,736
  Current deferred tax asset                        472,146        857,000
                                                 ----------     ----------
    Total Current Assets                          8,193,669      6,352,808

Property and Equipment, Net                       2,992,454      2,547,068

Other Assets:
  Deferred costs and deposits                       305,128        154,413
  Organizational costs, net                          39,924              -
  Goodwill, net                                     595,938              -
                                                -----------     ----------
    Total Other Assets                              940,990        154,413
                                                -----------     ----------
    Total Assets                                $12,127,113     $9,054,289
                                                -----------     ----------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued expenses         $   545,705     $  812,141
  Notes payable                                      47,520              -
  Current portion of long-term debt                  25,173         23,521
                                                -----------     ----------
    Total Current Liabilities                       618,398        835,662

Deferred tax liability                              110,000        110,000

Long-term debt                                       52,542         71,599
                                                -----------     ----------
    Total Liabilities                               780,940      1,017,261

Stockholders' Equity:
  Common stock                                   12,123,791      9,391,926
  Additional paid in capital                         22,311         22,311
  Accumulated deficit                              (799,929)    (1,377,209)
                                                -----------     ----------
    Total Stockholders' Equity                   11,346,173      8,037,028
                                                -----------     ----------
    Total Liabilities and Stockholders' Equity  $12,127,113     $9,054,289
                                                -----------     ----------

The accompanying notes are an integral part of these condensed financial statements. The balances for December 31, 1995 were taken from the audited financial statements at that date and condensed.

                  PART I - FINANCIAL INFORMATION

               ARMANINO FOODS OF DISTINCTION, INC.
         Condensed Consolidated Statements of Operations
        For the Quarter Ended September 30, 1996 and 1995
                           (Unaudited)

                                                        September 30,
                                                  -------------------------
                                                     1996           1995
                                                  ----------     ----------
Net Sales                                         $3,687,365     $3,188,155

Cost of Goods Sold                                 2,548,197      2,076,534
                                                  ----------     ----------
    Gross Profit                                   1,139,168      1,111,621

Operating Expenses:
  General and administrative                         420,308        223,041
  Salaries and wages                                 282,174        213,484
  Commissions                                         91,093         72,452
  Advertising, demonstrations, promotions,
  and slotting allowances                            183,569        147,825
                                                  ----------     ----------
    Total Operating Expenses                         977,144        656,802
                                                  ----------     ----------
Income From Operations                               162,024        454,819

Other Income                                          73,905         26,142
                                                  ----------     ----------
Income From Continuing Operations Before
  Income Taxes                                       235,929        480,961

Current Tax Expense                                        -              -

Deferred Tax Expense                                  94,372        192,384
                                                  ----------     ----------
Net Income                                        $  141,557     $  288,577
                                                  ----------     ----------
Primary Earnings Per Share                        $      .01     $      .03
                                                  ----------     ----------
Fully Diluted Earnings per Share                  $      .01            N/A
                                                  ----------     ----------
Weighted Average Common Shares
 Outstanding                                      12,453,958     10,084,538

Weighted Average Common shares
 Outstanding - Fully Diluted                      12,617,407              -








The accompanying notes are an integral part of these condensed financial statements.

                  PART I - FINANCIAL INFORMATION

               ARMANINO FOODS OF DISTINCTION, INC.
         Condensed Consolidated Statements of Operations
      For the Nine Months Ended September 30, 1996 and 1995
                          (Unaudited)


                                                          September 30,
                                                    -------------------------
                                                       1996          1995
                                                    -------------------------
Net Sales                                           $10,601,569    $9,413,291

Cost of Goods Sold                                    7,106,991     6,109,794
                                                    -----------    ----------
    Gross Profit                                      3,494,578     3,303,497
                                                    -----------    ----------
Operating Expenses:
  General and administrative                          1,020,252       827,589
  Salaries and wages                                    895,242       707,124
  Commissions                                           290,444       223,646

  Advertising, demonstrations, promotions,
  and slotting allowances                               520,762       535,475
                                                    -----------    ----------
    Total Operating Expenses                          2,726,700     2,293,834
                                                    -----------    ----------

Income From Operations                                  767,878     1,009,663

Other Income                                            194,256        88,800
                                                    -----------    ----------
Income From Continuing Operations Before
  Income Taxes                                          962,134     1,098,463

Current Tax Expense                                           -             -

Deferred Tax Expense                                    384,854       439,385
                                                    -----------    ----------
Net Income                                          $   577,280    $  659,078
                                                    -----------    ----------
Primary Earnings Per Share                          $       .05    $      .07
                                                    -----------    ----------
Weighted Average Common Shares
  Outstanding                                        12,125,090    10,084,538
                                                    -----------    ----------









The accompanying notes are an integral part of these condensed financial statements.

                  PART I - FINANCIAL INFORMATION

               ARMANINO FOODS OF DISTINCTION, INC.
         Condensed Consolidated Statements of Cash Flows
      For the Nine Months Ended September 30, 1996 and 1995
                           (Unaudited)
                                                         September 30,
                                                  --------------------------
                                                      1996           1995
                                                  --------------------------
Cash Flows From Operating Activities:
  Net income                                      $   577,280    $   659,078
                                                  -----------    -----------
  Adjustment to reconcile net income
    to net cash (used for) provided
    by operations:
   Depreciation and amortization                      278,161        264,872

   Changes in assets and liabilities:
  Decrease in accounts receivable                     241,186        414,925
  Decrease in inventories                              46,502         64,375
  (Increase) Decrease in prepaid expenses            (143,592)           321
  (Increase) in deferred costs
    and deposits                                     (150,715)      ( 53,304)
  Decrease in deferred tax assets                     384,854        439,385
  (Decrease) in accounts payable
       and accrued expenses                          (266,436)      (460,195)
                                                  -----------    -----------
  Total Adjustments                                   389,960        670,379
                                                  -----------    -----------
Net Cash Provided By
  Operating Activities                                967,240      1,329,457
                                                  -----------    -----------
Cash Flows From Investing Activities:
  Organizational costs paid                        (   42,776)             -
  Purchase of Goodwill                             (  609,938)             -
  Capital expenditures                             (  706,695)      (354,220)
  Purchase of U.S. treasury bills, net             (1,436,561)      (946,697)
                                                  -----------    -----------
       Net Cash (Used For)
        Investing Activities                       (2,795,970)    (1,300,917)
                                                  -----------    -----------
Cash Flows From Financing Activities:
  Issuance of common stock                          2,731,865            774
  Payments on capital lease obligations            (   17,405)    (   15,931)
  Increase in borrowings                               47,520              -
                                                  -----------    -----------
 Net Cash Provided By (Used In)
  Financing Activities:                             2,761,980     (   15,157)
                                                  -----------    -----------
Net Increase (Decrease) In Cash and
  Cash Equivalents                                    933,250         13,383

Cash and Cash Equivalents Beginning of Period         746,250        176,486
                                                  -----------    -----------
Cash and Cash Equivalents End of Period           $ 1,679,500    $   189,869
                                                  -----------    -----------
The accompanying notes are an integral part of these condensed financial statements.

                  PART I - FINANCIAL INFORMATION

               ARMANINO FOODS OF DISTINCTION, INC.
       Notes to Condensed Consolidated Financial Statements
                        September 30, 1996
                           (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the December 31, 1995 audited financial statements for Armanino Foods of Distinction, Inc. The results of operations for the periods ended September 30, 1996 and 1995 are not necessarily indicative of the operating results for the full year.

     The condensed consolidated financial statements include the accounts of Armanino Foods of Distinction, Inc. ("Parent") and it's wholly-owned subsidiaries AFDI, Inc, (dba "Focaccia di Genova") and Alborough, Inc. (dba "Emilia Romagna").

     For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments (Treasury Bills) purchased with a maturity of three months or less to be cash equivalents.

     The calculation of primary earnings per share is based on the weighted average number of outstanding common shares during the period plus, when their effect is dilutive, additional shares assuming the exercise of certain vested and non-vested stock options and warrants reduced by the number of shares which could be repurchased with proceeds. Fully dilutive earnings per share are not presented as their effect for the quarter ended September 30, 1995, and nine months ended September 30, 1996, and September 30, 1995, was anti-dilutive.

     The Company acquired a subsidiary (Alborough, Inc.) during May, 1996.
The Company recorded goodwill in the amount of $609,938 as part of the purchase. The Company is amortizing the goodwill over 15 years, on a straight line basis.

     The Company is amortizing organizational cost, incurred to organize the Company's subsidiary AFDI, Inc., over 60 months using the straight line method.

NOTE 2 - INVENTORY

     Inventory is carried at the lower of cost or market with cost being determined on the first-in, first-out method and consisted of the following at September 30, 1996 and December 31, 1995:

                  PART I - FINANCIAL INFORMATION

               ARMANINO FOODS OF DISTINCTION, INC.
       Notes to Condensed Consolidated Financial Statements
                        September 30, 1996
                           (Unaudited)


NOTE 2 - INVENTORY (Continued)

                              September 30,            December 31,
                                  1996                    1995
                              ------------             ----------
 Raw materials                $  180,555               $  275,208
     Packaging supplies          154,629                  148,352
 Finished goods                  576,114                  534,240
                              ------------             ----------
                              $  911,298               $  957,800
                              ------------             ----------

NOTE 3 - RELATED PARTY TRANSACTIONS

     The Company incurred $20,027 and $28,418 respectively, for the nine months ended September 30, 1996 and 1995, in accounting and consulting fees to Polly, Scatena, Gekakis & Co., an accounting firm, the managing partner of which is also a stockholder and director of the Company. Services provided by the accounting firm are an extension of the internal accounting functions of the Company, as well as management, business and systems consulting.

NOTE 4 - INCENTIVE COMPENSATION

     The Company has accrued $130,000 and $117,423 for the nine months ended September 30, 1996 and September 30, 1995 respectively, for its management and employee incentive compensation plans. These amounts are based on achieving a predetermined level of pre-tax earnings. For the current year this amount is eligible for distribution only when the predetermined level of income is achieved. During the quarter ended September 30, 1996, the Company adjusted the accrued incentive bonus compensation amount to the amount expected to be incurred for 1996.

NOTE 5 - PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                           September 30,       December 31,
                                               1996                1995
                                           ------------        ------------
     Furniture & Office Equipment          $   213,696          $  165,771
     Plant Machinery & Equipment             2,209,905           1,749,633
     Leasehold Improvements                  1,582,823           1,230,793
                                           ------------        ------------
                                             4,006,424           3,146,197
                                           ------------        ------------
     Accumulated Depreciation               (1,013,970)           (599,129)
                                           ------------        ------------
                                           $ 2,992,454         $ 2,547,068
                                           ------------        ------------

                  PART I - FINANCIAL INFORMATION

               ARMANINO FOODS OF DISTINCTION, INC.
       Notes to Condensed Consolidated Financial Statements
                        September 30, 1996
                           (Unaudited)


NOTE 5 - PROPERTY AND EQUIPMENT (Continued)

     During June, 1996, the Company completed making improvements and acquiring equipment for its first quick service Italian restaurant in Burlingame, California. Additionally, the Company began making leasehold improvements for its second restaurant in Mountain View, California. Property and equipment includes expenditures made in connection with these two locations. As of September 30, 1996, the Company has temporarily stopped making improvements at this second location while it reviews the operations of its first quick service restaurant in Burlingame, CA.

     On May 20, 1996, the Company acquired Alborough, Inc., (dba Emilia Romagna). The Company recorded property and equipment acquired at the fair market value of these assets on May 20, 1996. Above amounts include the property and equipment acquired through the purchase of Alborough, Inc.

NOTE 6 - LINES OF CREDIT

     In September of 1994, the Company obtained two lines of credit totaling $1,250,000 with Wells Fargo Bank in San Francisco, California. These two lines consisted of a $500,000 business loan line of credit and a $750,000 equipment loan line of credit.

     The $500,000 business loan provides for interest at prime plus .75% with a maturity date of September 10, 1997. At September 30, 1996, there were no amounts borrowed against this line. This line of credit is secured by the Company's inventory, accounts receivable and equipment.

     The $750,000 equipment loan line of credit provided for interest at prime plus .75% with a conversion date of September 15, 1997 to an installment equipment loan. At September 30, 1996, there were no amounts borrowed against this line. This line of credit is secured by the Company's inventory, accounts receivable and equipment.

NOTE 7 - NOTES PAYABLE

     At September 30, 1996, the Company's subsidiary, Alborough, Inc., was obligated to pay a note in the amount of $47,520. The note provides for monthly payments of principal and interest at an annual rate of 10%. The final payment is due June 30, 1997.

NOTE 8 - INCOME TAXES

     Effective January 1, 1993 the Company adopted FASB Statement 109, "Accounting for Income Taxes."

     As of September 30, 1996 and December 31, 1995 the net deferred tax assets and liabilities consisted of the following:

                  PART I - FINANCIAL INFORMATION

               ARMANINO FOODS OF DISTINCTION, INC.
       Notes to Condensed Consolidated Financial Statements
                        September 30, 1996
                           (Unaudited)


NOTE 8 - INCOME TAXES (Continued)

                                         September 30        December 31
                                             1996               1995
                                         ------------        -----------
     Current deferred tax asset          $  472,146          $  857,000
     Deferred Tax Liability                (110,000)           (110,000)

     Management estimates that the Company will generate adequate net profits to offset net operating loss carryforwards prior to the expiration of the net operating loss carryforwards. Consequently, a deferred tax asset valuation allowance has not been accrued.

NOTE 9 - COMMON STOCK ISSUANCES

     During the nine months ended September 30, 1996, the Company received $2,567,321 from the exercise of 1,712,682 warrants net of offering costs prior to their expiration on March 18, 1996. The Company also received $81,504 from the exercise of underwriters warrants to purchase 21,562 units, each unit consisting of two shares of common stock and one warrant. The Company received $46,250 from the issuance of 50,000 shares at $.925 in connection with options exercised, under the 1993 Stock Option Plan. Additionally, the Company issued 10,000 shares of restricted stock valued at $11,180 to an employee and 20,000 shares of restricted stock valued at $25,610 to a consultant. These stock issuances were recorded as compensation expense.

NOTE 10 - ACQUISITION OF SUBSIDIARY

     On May 20, 1996, the Company acquired all of the outstanding common stock of Alborough, Inc., (dba Emilia Romagna), in a business combination accounted for as a purchase. Alborough, Inc. is primarily engaged in the manufacturing of gourmet Italian foods. The results of operations of Alborough, Inc. is included in the accompanying financial statements since the date of acquisition. The total cost of the acquisition was $738,779, which exceeded the fair market value of the net assets of Alborough, Inc. by $609,938. The excess is recorded as goodwill and is being amortized over 15 years. The purchase price could increase significantly depending upon Alborough, Inc. meeting certain earnings performance criteria over the next 3 years. The agreement between the parties provides that additional payments may be earned by Alborough, Inc's previous shareholders based on a percentage of gross margin attributable to sales made to specified customers. The sales must be made during a specified period of time and subject to certain minimum sales levels being achieved.

     The following summarized proforma (unaudited) information assumes the acquisition had occurred on January 1, 1995:

                  PART I - FINANCIAL INFORMATION

               ARMANINO FOODS OF DISTINCTION, INC.
       Notes to Condensed Consolidated Financial Statements
                        September 30, 1996
                           (Unaudited)


NOTE 10 - ACQUISITION OF SUBSIDIARY (Continued)

                                   9 months ended        12 months ended
                                 September 30, 1996      December 31, 1995
                                 ------------------      -----------------
     Net Sales                      $11,130,092             $14,593,483
                                    -----------             -----------
     Net Income                     $   573,786             $ 1,146,385
                                    -----------             -----------
     Earnings Per Share
       Primary Earnings
       per share                    $       .04             $       .11
                                    -----------             -----------

                  PART I - FINANCIAL INFORMATION

   ITEM II:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1996 V. QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1995

Net sales for the quarter ended September 30, 1996 were $3,687,365 as compared to $3,188,155 for the quarter ended September 30, 1995. For the first nine months of 1996, the Company reported sales of $10,601,569 as compared to $9,413,291 for the first nine months of 1995, a 13% increase. Included in this increase were sales of new products. Both pesto and meatball product lines had increased sales for the quarter and the nine months ended September 30, 1996 as compared to September 30, 1995. Pesto sales increased mainly in the foodservice area. Expansion of the customer base to the East Coast market and continuing strength in the West Coast facilitated this growth. A slight increase in the meatball product line sales was due to increased retail and club store sales. The sales increases in the pesto and meatball product lines were partially offset by a decrease in sales of the Company's pasta products due to the decision of a club store customer to buy its pasta products from a different manufacturer.

Cost of goods sold as a percentage of net sales increased from 65.1% for the quarter ended September 30, 1995 to 69.1% for the quarter ended September 30, 1996. Cost of goods sold as a percentage of net sales increased from 64.9% for the nine months ended September 30, 1995 to 67% for the nine months ended September 30, 1996. This increase was primarily due to a change in the product mix. The change in the product mix was the result of purchasing a new subsidiary (Alborough, Inc.) and opening the Company's first quick service Italian restaurant (AFDI, Inc.). The new products of these two subsidiaries have lower margins than some of the Company's other products. Additionally, decreased pasta sales contributed to a higher percentage for cost of goods sold, due to fixed costs being incurred but not absorbed by sales.

Operating expenses as a percentage of net sales were approximately 26.5% for the quarter ended September 30, 1996 as compared to 20.6% for the quarter ended September 30, 1995. Operating expenses for the first nine months of 1996 were 25.7% as compared to 24.4% for the first nine months of 1995. The dollar amount of operating expenses increased from $656,802 for the quarter ended September 30, 1995 to $977,144 for the quarter ended September 30, 1996. Operating expenses increased from $2,293,834 for the nine months ended September 30, 1995 to $2,726,700 for the nine months ended September 30, 1996. The increases in the dollar amounts and percentages of net sales for the quarter and nine months are primarily attributable to the inclusion of the two new subsidiaries in the consolidated financial statements in 1996. The new subsidiaries resulted in most of the increases in the general and administrative expense. Salaries increased due to additional personnel at Armanino Foods of Distinction, Inc., and the additional personnel at the two subsidiaries. These increases were partially offset by a decrease in the advertising, demonstrations, promotions, and slotting allowances expense for the nine months ended September 30, 1996. The decrease in this expense was due to a reduced need to provide in-store merchandising support (demonstrations) in the club stores.

                  PART I - FINANCIAL INFORMATION

   ITEM II:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS
                           (Continued)


QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1996 V. QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1995

Net income was $141,557 for the quarter ended September 30, 1996, as compared to $288,577 for the quarter ended September 30, 1995. For the first nine months ended September 30, 1996, net income was $577,280 as compared to $659,078 for the nine months ended September 30, 1995. The decrease in net income for the quarter is primarily due to the start-up of operations of AFDI, Inc., and the operations of Alborough, Inc. The Company incurred costs prior to opening its first quick service Italian restaurant. These were expensed when the operations of the restaurant commenced. Additionally, the operations of the two new subsidiaries during the third quarter resulted in losses. For the quarter ended September 30, 1996, the combined net loss for the two subsidiaries amounted to $160,115. For the nine months ended September 30, 1996, the combined net loss amounted to $236,517. Consequently, the parent's net income was $301,672 for the quarter and $813,797 for the nine months ending September 30, 1996, respectively, prior to consolidating the net loss of the two subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1996, the Company had working capital of $7,575,271, an increase of $2,058,125 from December 31, 1995. The increase is primarily attributable to proceeds received from stock warrant exercises. Current assets included $6,587,897 in cash and cash equivalents, U.S. treasury bills, and accounts receivable. Management believes that this level of working capital is adequate to meet anticipated needs for liquidity.

During the nine months ended September 30, 1996, cash provided by operating activities of the Company amounted to $967,240. This was primarily a result of the net income from continuing operations, a decrease in accounts receivable and a reduction in the deferred tax asset.

In the first quarter of 1996, the Company received $2,567,321 from the exercise of 1,712,682 warrants net of offering costs and $81,504 from the exercise 21,562 of underwriter units.

In September 1994, the Company obtained two lines of credit totaling
$1,250,000 with Wells Fargo Bank in San Francisco, California. These two lines consisted of a $500,000 business loan line of credit and a $750,000 equipment loan line of credit. The $500,000 business loan provides for interest at prime plus .75% with a maturity date of September 10, 1997. The $750,000 equipment loan line of credit provides for interest at prime plus
 .75% with a conversion date of September 15, 1997, to an installment equipment loan. At September 30, 1996, there were no amounts borrowed against these lines. The purpose for obtaining both lines of credit was to afford the Company greater cash liquidity.

                  PART I - FINANCIAL INFORMATION

   ITEM II:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS
                           (Continued)

QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1996 V. QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1995

The Company expects that during the year ended December 31, 1996, it will purchase additional manufacturing equipment to increase production for existing products and/or to produce additional products.

The Company has developed a concept for quick service Italian restaurants. In June, 1996, the Company opened its first quick service Italian restaurant in Burlingame, California. The Company incurred $325,000 in leasehold improvements and equipment purchases for this location as of September 30, 1996. In addition, the Company incurred $107,000 in start-up and pre-opening costs for this and future locations.

The Company has been making leasehold improvements and purchasing equipment for its second quick service Italian restaurant in Mountain View, California. As of September 30, 1996, the Company has temporarily stopped making improvements at this new location while it reviews the operations of its first quick service restaurant in Burlingame, CA.

On May 20, 1996, the Company purchased all of the outstanding stock of Alborough, Inc. (dba Emilia Romagna). The total cost of the acquisition was $738,779 including professional fees paid in relation to the acquisition. Additionally, the terms of the agreement include an "earn-out" formula which provides for payments to Alborough shareholders over a three year period based on certain performance criteria established. The purchase price could increase significantly depending upon Alborough, Inc. meeting certain earnings performance criteria over the next 3 years. The agreement between the parties provides that additional payments may be earned by Alborough, Inc. shareholders based on a percentage of gross margin attributable to sales made to specified customers. The sales must be made during a specified period of time and subject to certain minimum sales levels being achieved. as of September 30, 1996, the Company paid the full amount of $738,779 for the purchase of the outstanding common stock of Alborough, Inc.

                   PART II - OTHER INFORMATION

II.  OTHER INFORMATION

     Item 1.   Legal Proceedings
               None

     Item 2.   Changes In Securities
               None

     Item 3.   Defaults Upon Senior Securities
               None

     Item 4.   Submission Of Matters To A Vote Of Security Holders
               None

     Item 5.   Other Information
               None

     Item 6.   Exhibits And Reports On Form 8-K

               (a) Exhibit
                     27     Financial Data Schedule     Filed herewith
                                                        electronically

               (b) Reports on Form 8-K
                   None.

                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized.

                                    ARMANINO FOODS OF DISTINCTION, INC.

                                    By/s/ William J. Armanino
                                          William J. Armanino
                                          President
                                          Chief Executive Officer
                                          Chief Financial Officer
                                          Treasurer
Dated:  November 12, 1996

                            EXHIBIT INDEX

EXHIBIT                                               METHOD OF FILING
-------                                        ------------------------------
  27.     Financial Data Schedule               Filed herewith electronically