Form 10-K
period 1996-12-31
ARMANINO FOODS OF DISTINCTION INC /CO/
filed 1997-04-09
CIK 814339

                  SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

            For the Fiscal Year ended:  December 31, 1996

                                    OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

            For the transition period from ___________ to ___________

                       Commission File No. 0-18200

                     ARMANINO FOODS OF DISTINCTION, INC.
           (Exact Name of Registrant as Specified in its Charter)

            Colorado                                   84-1041418
(State or Other Jurisdiction of                   (I.R.S. Employer Identi-
Incorporation or Organization)                        fication Number)

             30588 San Antonio Street, Hayward, California 94544
         (Address of Principal Executive Offices, Including Zip Code)

Registrant's telephone number, including area code:  (510) 441-9300

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:

                    No Par Value Common Stock

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                               Yes  [X] No [ ]

As of March 20, 1997, 11,594,099 Shares of the Registrant's Common Stock were outstanding. The aggregate market value of voting stock of the Registrant held by non-affiliates was approximately $11,268,000.

Documents incorporated by reference: Part III is incorporated by reference to the Registrant's Proxy Statement relating to the Annual Meeting of Shareholders to be held May 22, 1997.

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 228,495 of this chapter) is not contained in this and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                                   PART I
ITEM 1.  BUSINESS.

THE COMPANY

     Armanino Foods of Distinction, Inc. (the "Company") is engaged in the production and marketing of upscale and innovative food products, including primarily frozen pesto and other Italian-style frozen sauces, frozen stuffed and flat pasta products, frozen focaccia and frozen meatballs.

     The Company's business began in 1978 as Armanino Frozen Foods, a division of Armanino Marketing Corp., which started producing frozen pesto sauce and eventually developed most of the Company s present line of products. In January 1987, substantially all of the business conducted by Armanino Frozen Foods division was transferred to Armanino Foods of Distinction, Inc., a Delaware corporation ("Armanino-Delaware"). In February 1988, Armanino-Delaware was acquired by the Company in a stock exchange transaction in which Armanino-Delaware became a wholly-owned subsidiary of the Company. In December 1990, Armanino-Delaware was merged into the Company.

     In May 1995, the Company formed AFDI, Inc., a California corporation, as a wholly-owned subsidiary for the purpose of operating the Company's new Italian quick service restaurants. In February 1997, the Company determined that this concept was not meeting the Company's performance criteria and that it would be more beneficial to concentrate management's time and effort to the Company's ongoing business and Emilia Romagna. The Company determined to discontinue operations of Focaccia Di Genova on February 17, 1997.

     In May 1996, the Company acquired all of the issued and outstanding shares of Alborough, Inc., dba Emilia Romagna, a wholly owned subsidiary for the purpose of expanding its product line to include highly specialized upscale frozen pasta products for the foodservice and industrial markets.

     Unless the context otherwise requires, the Company, AFDI, Inc., and Alborough, Inc., are referred to herein together as the "Company."

     The Company is a Colorado corporation incorporated in October 1986, under the name "Falcon Fund, Inc." for the purpose of creating a corporate vehicle to seek and acquire a business opportunity. Following the acquisition of its present business, the Company changed its name to "Armanino Foods of Distinction, Inc." in November 1988.

     In April 1990, the Company effected a one for six reverse split of the shares of the Company's Common Stock outstanding and in April 1991, the Company effected a one for fifteen reverse split of the shares of the Company's Common Stock outstanding. All financial and share data in this Prospectus gives retroactive effect to the reverse splits.

     The Company's offices are presently located at 30588 San Antonio Street, Hayward, California 94544, and its telephone number is (510)441-9300.

PRODUCTS

     The Company's line of products presently includes frozen pesto sauces, frozen stuffed and flat pastas to include value-added specialty frozen Italian pastas, frozen focaccia, and frozen meatballs. These products are marketed through a network of food brokers and sold to retail and food service distributors, club type stores and industrial accounts. Several of these products are sold under separate labels, including the Armanino label, and the Italian Holiday and Pasta Regina labels which services the mass type feeding demands of certain food service customers. The products and the labels they bear are identified as such in each product's category described below.

     The Company presently markets a line of pesto sauces which are available in four varieties, Basil, Cilantro, Dried Tomato-Garlic and Roasted Red Bell Pepper based sauces under the Armanino label. The basil pesto comes in pack sizes from 4 to 7 oz. containers with 12 packs per case (retail), 30 to 152 oz. containers with 4 to 6 packs per case (food service) and one 640 oz. container (industrial). The Dried Tomato-Garlic is currently available in 30 to 152 oz. containers with 4 to 6 per case (food service) size and one 8-pound container (industrial). The Dried Tomato-Garlic Pesto is also available to the retail customers in 7 oz. containers, with 12 containers per case. The Cilantro Pesto and Roasted Red Bell Pepper are currently only available in the 6/30 oz. containers per case (food service) size.

     Additionally, during 1996 the Company introduced two other frozen sauces. These are an Alfredo sauce and a Pepperonata sauce, both of which are available in five pound plastic pouches four per case (food service size).

     The Company's line of frozen stuffed pastas, both uncooked and pre-cooked, includes meat and cheese ravioli; meat, cheese and rainbow tortellini; manicotti and stuffed shells. The ravioli products are packaged in four sizes, 4-pound ziplock bags, 10 per case (club stores), 1- and 2-pound, 12 per case (retail) and 10-pound bulk in plastic bags (food service) under the Armanino label. The Company added a new pack size to this line in the second quarter of 1995 which consists of the ravioli and tortellini products which were made available in a 1-pound bag, 12 bags per case and is sold under the Armanino label. Also during 1995, the Company introduced six of its existing 10-pound frozen stuffed pasta products (Meat & Cheese Ravioli, Meat & Cheese Tortellini, Manicotti and Stuffed Shells) under the Italian Holiday Brand label in order to satisfy a specific sector of the Company's food service customers.

     During 1996, the Company introduced four of its existing ten pound frozen stuffed pastas, namely raviolis and tortellinis (meat and cheese varieties of each) under the Pasta Regina label in order to satisfy certain customer needs. The Company also introduced two new ravioli products, vegetable and turkey, and six new gnocchi products, namely Potato, Red Bell Pepper, Black Pepper, Basil Pesto, Dried Tomato & Garlic and Chestnut. The ravioli products are available in 10-pound packs for its food service customers. The gnocchi products are available in 5-pound plastic bags, two per case to its foodservice customers.

     As a result of its acquisition of Emilia Romagna, the Company's new line of frozen pastas, under the Armanino label, were made available in January 1997. They are as follows:

     A.   Four varieties of ravioli: seafood, turkey half-moon, mushroom,
and tri-color raviolini.   They are available in 10 pound packs and sold to
foodservice customers.

     B. Tri-color tortellini, capelletti style, 10 pound - foodservice only.

     C. Flat pastas (strands) consisting of Fettucini in four flavors - Red Bell Pepper, Black Pepper, Spinach and Plain; Angel Hair; Linguine -

Plain, Tri-color and Squid Ink. These products are available in five pound bags two per case, to its foodservice customers.

     D. Pasta sheets (used for Lasagna, etc.) are available in single five pound boxes and sold to foodservice customers.

     The Company's line of frozen meatballs presently includes beef meatballs and turkey, beef, pesto meatballs. The beef meatball line includes two sizes, regular and cocktail size. The cocktail size is packaged in 5-pound bags, 8 bags per case (club stores) and regular size in 3-pound ziplock bags, 12 per case (retail) under the Armanino label. The precooked turkey, beef, and pesto meatball line includes three sizes ranging from .5 ounce to 1.5 ounces. The 1/2 ounce is available in 1-pound bags under the Armanino label (retail), 1/2 ounce size in 10-pound plastic bags under the Armanino label (food service-general) and .5 ounce to 1.5 ounce size, under the Italian Holiday label (food service-specific).

     The Company's line of frozen foccacia presently includes two varieties, plan and plain topped with green and black olives. The focaccia is available in 1/4 sheets (1/4 sheet is approximately eight inches by twelve inches), precooked frozen and packaged in plastic bags, 8-1/4 sheets per case and sold to foodservice customers.

NEW PRODUCTS

     The Company had intended to make sauced polenta products available during 1996. However, upon further evaluation, the Company determined to conduct additional market analysis to determine potential sales and feasibility to proceed with this product.

     With respect to lasagna products, the Company plans to introduce four varieties during the third quarter of 1997. The lasagna will be available in six pound aluminum trays four per case, for its foodservice customers. During the fourth quarter of 1997, the Company plans to introduce 2.5 pound microwaveable trays for its retail and club store customers.

     During 1997, the Company intends to add specialty filled pastas (supplied by Emilia Romagna, under the Armanino label) to its line of products. They will be available in a ten pound pack to its foodservice customers.

     During the third quarter of 1997, the Company plans to introduce one new pesto sauce, which will be available in 30 ounce containers, six per case, to its foodservice customers. Additionally, the Company intends to introduce two new cooked sauces, which will be available in five pound packs, two per case to its foodservice customers. All three new sauces are currently in research and development.

     The Company believes its products are distinguishable from those of most commercial food manufacturers. There are no additives, preservatives, or artificial flavoring in any of the products currently manufactured by or for the Company.

MANUFACTURING OPERATIONS

     Beginning in January, 1991, the Company manufactured frozen pesto sauce at its facilities in South San Francisco, California. In August 1994, the operation was transferred to the Company's new facilities in Hayward,

California. Prior to 1991, an independent company manufactured and packaged this product for the Company. The Company made the decision to begin its own manufacturing operations based on its need to gain control of its production costs, production quality and its production schedule in order to better meet the needs of its customers.

     The Company is presently producing its pesto product at an annual rate of approximately 2.9 million pounds. The Company's current equipment has the capacity to process approximately 3.0 to 3.5 million pounds, depending on pack size, of product annually on a single shift basis. The Company believes that through modification of this equipment, production capacity can be expanded, if needed, or an additional shift could be used to increase production. In addition, the Company is always in the process of researching and analyzing new equipment, equipment modifications, new accessories, etc., in an effort to increase its production capacity in lieu of extra shifts and to increase production efficiency.

     In September 1994, the Company began producing its line of ravioli products. The current capacity of this line is approximately 2 million pounds per year, per shift, utilizing the Company's existing equipment. The Company believes that through modification of this equipment, production capacity can be expanded, if needed, or an additional shift could be used to increase production.

     In July 1995, the Company began to test run production of focaccia, an Italian specialty flat bread. In August 1996, the Company determined to phase out the Bakery Production Department in order to accommodate expansion of the Company's pasta operation. This product is now baked for the Company under an agreement with Maggiora Bakery in Richmond, California.

     The Company's specialty filled pasta products are manufactured by Alborough, Inc., d/b/a Emilia Romagna ("Emilia Romagna"), which is now a subsidiary of the Company, located in Hayward, California. These products are packaged under the Armanino and Emilia Romagna labels.

     The Company's line of frozen meatballs is manufactured by Pan Ready (formerly Spun Steak) of South San Francisco, California. The Company has an agreement with Pan Ready pursuant to which that company manufactures these products based on the Company's proprietary formulas at a set price, as well as Pan Ready's products on a "private label" basis at a set price. Pan Ready has agreed to keep the Company's proprietary recipes confidential.

     The Company's line of tortellini products is manufactured by the San Francisco Pasta Company ("S.F. Pasta") of Hayward, California. The Company has an agreement with S.F. Pasta pursuant to which that company manufactures and packages these products based on the Company's proprietary formulas at a set price. At present, the Company purchases this product based on S.F. Pasta's proprietary formulas, on a private label basis at a set price. S.F. Pasta has agreed to keep the Company's recipes confidential. The Company intends to manufacture and package these products in-house beginning in the third quarter of 1997.

     The Company entered into a second agreement with San Francisco Pasta pursuant to which the Company has agreed to perform blanching and packing services to San Francisco Pasta, at a set price.

     The Company's line of cooked sauces, namely Alfredo and Pepperonata, were being manufactured and packaged for test market studies only by Home Maid

Ravioli Company ("Home Maid") of San Mateo, California. The Company intended to bring the manufacturing of these items in-house during 1996. However, until the Company is able to begin such production, these sauces will be manufactured for full production runs by another company, and the Company will continue to utilize Home Maid for purposes of research and development of cooked sauces, again until such time as the entire process can be brought in-house. The Company has entered into an agreement with Home Maid pursuant to which Home Maid has agreed to manufacture and package these sauce items based upon the Company's proprietary formulas at a set price. Home Maid has agreed to keep the Company's recipes confidential.

     The Company's line of cooked sauces, namely the Alfredo and Pepperonata sauces, are currently being manufactured and packaged by H & M Food Systems of Fort Worth, Texas. The Company has an agreement with H & M Food Systems pursuant to which that company will manufacture and package these products based on the Company's proprietary formulas at a set price. H & M Food Systems has agreed to keep the Company's recipes confidential.

     The Company's line of certain frozen stuffed pasta items are manufactured by Flagship Foods of San Jose, California. The Company has an agreement with Flagship Foods pursuant to which that company will manufacture and package these products based on the Company's proprietary formulas at a set price. Flagship Foods has agreed to keep the Company's recipes confidential.

     In late 1996 and early 1997, the Company has been expanding its manufacturing operations to include multi-purpose pack equipment for lasagna, cannelloni, manicotti - pasta sheets and specialty pastas (such as tortellini). Kettles have also been purchased to manufacture sauces for this line and a refrigeration system for quick cooling of product is being installed. To complement this line, a packaging line has also been purchased from a supplier in Europe which can be utilized for a variety of different sizes of trays and lids or film. The Company anticipates that construction and equipment installation will be completed during the second quarter of 1997.

     The Company plans to move Emilia Romagna's production to the Company's facilities during the second quarter of 1997. The Company anticipates several areas of savings by the consolidation of the two production operations. Some of the synergies the Company anticipates being improved include:
consolidation of purchasing; improved and more stringent quality control procedures; reduction of overhead; consolidation of equipment usage; cross training production line staff to reduce overtime and the need for temporary workers; research and development control; managerial consolidation; and the ability to use one USDA number in labeling products. The Company is currently looking to sublease Emilia Romagna's leased premises on Mack Road in Hayward, California. The landlord has indicated that he would agree to cancel the lease once a new tenant is approved.

     All products that are currently manufactured at Emilia Romagna will continue to be manufactured at Armanino Foods with greater equipment and staff support (i.e., large freezers, cooler, quality control, etc.).

     All products manufactured by outside sources are produced on a "co-pack" or "completed-cost" basis, except for the cost of branded packaging and labeling which are borne by the Company. The manufacturer makes all arrangements to purchase and inspect raw materials, schedule actual production, and initiate movement of all finished goods to a warehouse designated by the Company.

     Quality assurance is monitored continually by the manufacturer during processing for temperature, color, flavor, consistency, net weight and integrity of packaging. Periodic inspections are made by the Company in processing and sanitation compliance.

     With regard to the production of frozen pesto sauces and ravioli products at the Company's own facilities, the Company is responsible for the supervision of the above-mentioned quality assurance measures and has employed its own in-house quality control person to assure that the Company's processing and sanitation compliances are met. The Company also performs process analysis as well as microbiological and nutritional analysis of all its in-house production, and uses a Hayward, California laboratory firm to assist in this testing.

     All raw materials are purchased from approved suppliers by manufacturers on contract where specific requirements on quality, size, and packing medium must be met, or on a spot market basis where prior specifications have been met or qualified by testing.

DISTRIBUTION AND MARKETING

     The Company's products are marketed primarily through a network of food brokers and sold to retail, food service, club-type stores, and industrial accounts.

     For the year ended December 31, 1996, two independent brokers, Mass Marketing Services, Inc. and Kelley-Clarke, Inc. (previously Ibbotson, Berri and DeNola), accounted for approximately 34% and 12%, respectively, of the sales of the Company.

     For the year ended December 31, 1995, two independent brokers, Mass Marketing Services, Inc. and Ibbotson, Berri and DeNola, accounted for approximately 42% and 14%, respectively, of the sales of the Company. For the year ended December 31, 1994, two independent brokers, Mass Marketing Services, Inc. and Ibbotson, Berri and DeNola, accounted for approximately 43% and 15%, respectively, of the sales of the Company.

     The loss of brokers who represent a significant amount of sales could have a materially adverse effect on the business of the Company. However, the Company believes that once brokers have established accounts with customers such as supermarket chains, the termination of a broker will not generally affect sales to such customers when another broker serving the area is available, or the Company is able to take over marketing responsibilities.

QUICK SERVICE RESTAURANTS

     In 1995, the Company developed a concept for quick service Italian restaurants. In June 1996, the Company opened its first restaurant in Burlingame, California under the name Focaccia di Genova which specialized in manufacturing and selling focaccia bread as a specialty item. The restaurant also served Italian style salads, sandwiches and soups. In addition, LaVazza brand coffee and coffee-related items were merchandised pursuant to a strategic alliance with Lavazza Premium Coffees Corporation, an international coffee company. It was the Company's original intention to open restaurants both in Burlingame, California and Mountain View, California on a test basis. After operating the Burlingame restaurant for several months, and analyzing the investment required to open an additional restaurant and fund its ongoing operations, the Company decided to abandon the Mountain View location and focus on determining whether the Burlingame location would meet the Company's performance criteria.

     In February 1997, after analyzing the restaurant's performance, and the allocation of management's time and efforts into other areas of the Company's business which management determined to be more beneficial for the Company, the Company decided to abandon the restaurant concept.

ACQUISITION OF EMILIA ROMAGNA FOODS

     In May 1996, the Company acquired all of the issued and outstanding shares of Alborough, Inc. which conducts business under the trade name "Emilia Romagna Foods". Emilia Romagna Foods is a manufacturer of highly specialized upscale pasta products for the industrial and food service markets which utilizes state-of-the-art manufacturing equipment and techniques. The total cost of the acquisition was $738,779 including professional fees paid in relation to the acquisition. Additionally, the terms of the agreement include an "earn-out" formula which provides for payments to Alborough shareholders over a three year period based on certain performance criteria established. The purchase price could increase significantly depending upon Alborough, Inc. meeting certain earnings performance criteria over the next three years. The agreement between the parties provides that additional payments may be earned by Alborough, Inc. shareholders based on a percentage of gross margin attributable to sales made to specified customers. The sales must be made during a specified period of time and subject to certain minimum sales levels being achieved. At the present time, it does not appear that the Company will be obligated to make any additional purchase price payments for the first twelve months of the three-year period.

     Emilia Romagna's current product line consists of the three categories, they being frozen filled pastas (e.g. seafood ravioli, lobster ravioli, tri-color cappelletti, smoked chicken ravioli) frozen flat pastas and gnochi. The equipment used to manufacture these items are European made with small capacities to achieve flexibility and supply small volume custom orders. Approximately 300 different products have been produced over the years at Emilia Romagna. Capacities of the equipment varies depending on the items produced (per orders) on a given day. One other production operation performed at Emilia Romagna is portion packing of semi-dried pasta.

RAW MATERIALS

     The Company primarily uses basil, vegetables, olive oil, canola oil, eggs, cheeses, cooked meat, spinach, bread crumbs, flour, cilantro, dried tomatoes, garlic, red and green bell peppers, tomato puree, herbs and spices in packaging its products. There are ample supplies of these raw materials and the Company anticipates no raw material supply shortages in the foreseeable future.

COMPETITION

     The Company faces substantial competition in its business. Because many of the Company's products are sold frozen and do not contain artificial preservatives, they have a relatively shorter shelf life and are more expensive than many competing dried products, and products packed in cans or jars. Although these types of competing products are marketed by some companies which have significantly greater financial and other resources than those of the Company, including advertising budgets, the Company markets its products on the basis of quality and natural ingredients rather than price.

     With respect to other frozen food manufacturers, the Company believes that its products are highly competitive with other frozen products in pricing and quality. However, the Company faces stiff competition in the area of on-going promotional support, and the Company has found it difficult to convince new accounts to change their established suppliers. The Company may also face competition from future entrants into the industry.

     There is no assurance that the Company's products will meet with public acceptance in new markets. The Company believes that the Company has achieved name recognition in the West Coast Region.

EMPLOYEES

     As of March 31, 1997, the Company employed 37 persons on a full-time basis and 12 on a part-time basis. The Company also presently uses one to two persons on a full-time basis, as needed, from a temporary employment service.

PATENTS AND TRADEMARKS

     Although the Company's formulas and recipes are not subject to patent protection, the Company treats these as proprietary and uses confidentiality agreements as appropriate in an attempt to protect such formulas and recipes. To date, the Company has not encountered any difficulties in keeping its formulas and recipes confidential, and has not been required to enforce its confidentiality agreements.

     The Company uses the name "Armanino" as trademark for its products. However, no trademark application has been filed for Armanino. In November 1995, the Company received trademark protection for the mark Italian Holiday from the U.S. Patent and Trademark office. This trademark is used by the Company on certain of its frozen stuffed pasta products and meatball products. In December 1996, the Company filed a trademark application with the U.S. Patent & Trademark office to register the name Pasta Regina as a trademark. The company uses this mark on certain of its flat and filled pastas, including ravioli and tortellini sold to food service industrial and retail accounts.
As a result of its acquisition of Emilia Romagna, the Company uses the "Emilia Romagna" trademark registered with the State of California. This trademark is used by the Company on certain of its frozen pasta and pasta products.

GOVERNMENT REGULATION

     The Company's current manufacturing operations are regulated by the United States Department of Agriculture ("USDA") as well as state and local authorities. The Company is subject to various regulations with respect to cleanliness, maintenance of food production equipment, food handling and storage, and is subject to on-site inspections. The Company, as a distributor of food items, is also subject to regulation by government agencies, including, specifically, the USDA. Under various statues and regulations, the regulatory agencies prescribe requirements and establish standards for quality, purity and labeling. The finding of a failure to comply with one or more regulatory requirements can result in a variety of sanctions, including stopping production, monetary fines and/or the compulsory withdrawal of products from the supermarket shelves. However, the Company believes that in the event any such violations were found to exist, the Company could seek compensation from the manufacturer of the cited product on products not manufactured by the Company since the manufacturer is responsible for processing, manufacturing, packaging and labeling such products. Neverthe less, there can be no assurance that the Company would be successful in recovering such compensation.

ITEM 2.  PROPERTIES.

     The Company leases approximately 24,375 square feet of office, production and warehouse space located at 30588 San Antonio Street, Hayward, California, 94544. The base rent is $7,207 per month through July 31, 1996. The monthly rental will increase effective on August 1, 1998, August 1, 2000 and August 1, 2002 based upon the increase in the Consumer Price Index on those dates with a minimum of 3.5% cumulative annual increase and a maximum of a 7% cumulative annual increase. The lease expires on August 9, 2003 with an option to extend the term for two periods of five years each. In addition to the base rent the Company is required to pay all utilities, expenses, maintain insurance on the property and pay any increases in real estate taxes on the property.

     In 1995, the Company entered into a lease of approximately 2,000 square feet of retail space located at 1420 Burlingame Avenue in Burlingame, California, as the location for its first quick service restaurant. The base rent under the lease was $5,000 per month through October 31, 1996. In March 1997, a Lease Termination Agreement was entered into relieving the Company of all of the obligations under this lease with the only consideration being a cost of three months rent, two months being paid and for the third month rent the security deposit was forfeited in lieu of cash payment.

     In 1996, the Company entered into a lease for a second restaurant location which consists of approximately 2200 square feet located in the San Antonio Shopping Center, 2550 West El Camino Real, Mountain View, California. The base rent was $4,260 per month through October 31, 1996. In March 1997, a Lease Termination Agreement was entered into which relieved the Company of all of its obligations under this lease with the only consideration being that the Company paid rent for the month of February, forfeited the security deposit for the month of March 1997, and paid one-week's rent for the month of April 1997 upon the Lease Termination Agreement being executed.

     As a result of the acquisition of Alborough, Inc., dba Emilia Romagna, the Company assumed all lease obligations on a manufacturing facility which consists of approximately 7,320 square feet located at 20275 Mack Road in Hayward, California. The base rent is currently $3,899 per month. The lease provides for annual increases based on changes in the CPI, with a minimum increase of 3% and a maximum increase of 7% per year. The lease is to expire on August 31, 1998. In addition to the base rent, the Company is required to pay its pro rata share of property taxes, insurance and common area expenses as well as to pay directly all utility expenses directly attributable to the space and to maintain normal and customary insurance coverages.

ITEM 3.  LEGAL PROCEEDINGS.

     The Company is not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the Company's shareholders during the fourth quarter of the year ended December 31, 1996.

                                  PART II

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     PRINCIPAL MARKET OR MARKETS. The Company's Common Stock is traded in the over-the-counter market and, since April 27, 1990, has been traded on the NASDAQ Small-Cap Market under the symbol "ARMF".

     The following table sets forth the closing high and low trading prices of the Common Stock for the periods indicated, as reported by NASDAQ.

     QUARTER ENDED                               HIGH          LOW
     March 31, 1995                             $1.53125    $0.96875
     June 30, 1995                              $1.625      $1.21875
     September 30, 1995                         $1.65625    $1.3125
     December 31, 1995                          $2.5625     $1.40625

     March 31, 1996                             $2.6875     $1.625
     June 30, 1996                              $2.3125     $1.50
     September 30, 1996                         $1.875      $1.375
     December 31, 1996                          $1.875      $1.15625

     APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK. The number of holders of record of the Company's no par value common stock at March 19, 1997, was 3,435.

     DIVIDENDS. Holders of common stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. No dividends have been paid with respect to the Company's common stock and no dividends are anticipated to be paid in the foreseeable future.

     PRIVATE SALES OF SECURITIES. During the year ended December 31, 1996, the Company sold shares of its Common Stock which were not registered under the Securities Act of 1933, as amended, as follows:

     (a) In October 1996, the Company issued 10,000 shares of its Common Stock to Robert H. Anderson, an Executive Officer of the Company, in exchange for services valued at $11,180.

     (b) In December 1996, the Company issued 20,000 shares of its Common Stock to Anthony Scafine, a consultant to the Company, in exchange for services valued at $25,610.

     In connection with these issuances, the Company relied on Section 4(2) of the Securities Act of 1933, as amended. The shares were offered for investment only to sophisticated investors and not for the purpose of resale or distribution, and the transfer thereof was appropriately restricted by the Company.

ITEM 6.  SELECTED FINANCIAL DATA.

     The following table sets forth certain selected financial data with respect to the Company, and is qualified in its entirety by reference to the financial statements and notes thereto filed herewith:

BALANCE SHEET DATA:
                                        At December 31,
                    1996        1995        1994        1993        1992
                ----------   ----------  ----------  ----------  ----------
Total Assets    $11,926,101  $9,054,289  $8,047,228  $7,129,575  $4,754,400
Long-Term Debt       45,850      71,599      95,120      -0-        -0-
Cash Dividends
 Per Share            -0-         -0-         -0-        -0-        -0-

STATEMENT OF OPERATIONS DATA:

                             For the Years Ended December 31,
                 1996        1995          1994         1993        1992
             -----------   -----------   -----------  ----------  ----------
Net Sales    $15,305,029   $13,504,429   $10,451,956  $8,719,939  $6,559,636
Net Income
 From Con-
 tinuing
 Operations  $ 1,055,122   $ 1,092,740   $   470,252  $  343,997  $  279,434
Net Income
 From Con-
 tinuing
 Operations
 Per Common
 Share              $.09          $.10          $.05        $.03        $.03

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

     YEAR ENDED DECEMBER 31, 1996 VS. YEAR ENDED DECEMBER 31, 1995

     Total net sales for the year ended December 31, 1996, were $15,305,029 as compared to $13,504,429 for the year ended December 31, 1995. The 13% increase included strong increases leading to record sales in both the pesto and meatball product lines. Additionally, sales of new specialty pastas being manufactured by Alborough, Inc. (subsidiary acquired during year) contributed to this increase. The pesto product line showed the strongest gains in the foodservice area. Continuing expansion of the customer base in the East Coast market and a new distributor in the Pacific Rim market facilitated this growth. The meatball product line had strong increases in sales in both the retail and club store area. The Company continued to support these sales through its promotional programs.

     Cost of goods sold as a percentage of sales increased from 65.6% for the year ended December 31, 1995, to 69.2% for the year ended December 31, 1996. This increase is primarily due to the change in the Company's overall product mix. The change in the product mix was partially due to the acquisition of a new subsidiary (Alborough, Inc.) and the shift in the mix of the Company's original products. The pasta products of this subsidiary currently have lower margins than that of the pasta products the Company was previously manufacturing. Additionally, higher meatball sales and lower pasta sales from the Company's original product line shifted the product mix toward the lower margin products.

     Operating expenses as a percentage of net sales were 20.6% for the year ended December 31, 1996, compared to 22.5% for the year ended December 31, 1995. The decrease in this percentage is primarily attributable to higher sales. The dollar amount of operating expenses increased to $3,155,091 for 1996 compared to $3,043,082 for 1995. The increase in the dollar amount of operating expenses was primarily due to increases in commissions and advertising, demonstrations, promotions and trade allowances, which management believes led to increased sales. These expenses were partially offset by lower salary expense due to the fact that no incentive bonuses were distributed to Officers of the Company for 1996.

     Interest and other income increased from $134,147 for the year ended December 31, 1995, to $264,835 for the year ended December 31, 1996. This was primarily the result of the receipt of funds in the first quarter of 1996 from warrant exercises, which enabled the Company to earn interest on these additional cash reserves.

     Net income from continuing operations was $1,055,112 for the year ended December 31, 1996, compared to $1,092,740 for the year ended December 31, 1995. The decrease in net income from continuing operations was a result of losses incurred from the operations of the Alborough, Inc. subsidiary purchased during 1996. The losses incurred by this subsidiary and included in the consolidated net income from continuing operations amounted to approximately $200,000.

     During the first quarter of 1997, the Company adopted a plan to discontinue the quick service Italian restaurant locations and operations of its AFDI, Inc. subsidiary. The Company anticipates that the business will be disposed of during the second quarter of 1997. The operations of AFDI, Inc. are reported as discontinued operations for the year ended December 31, 1996. Net sales related to AFDI, Inc. for 1996 and 1995 were $125,429 and $0, respectively. These amounts have been reclassified to an estimated loss from operations of AFDI, Inc. in the statement of operations. As a result of these discontinued operations, the Company had net income of $446,967 for the year ended December 31, 1996, as compared to net income of $1,092,740 in the prior year.

     YEAR ENDED DECEMBER 31, 1995 VS. YEAR ENDED DECEMBER 31, 1994

     Total net sales for the year ended December 31,1995, were $13,504,429 as compared to $10,451,956 for the year ended December 31, 1994. The 29% increase in overall sales included strong increases in all three of the Company's main product lines. Pesto sales increased mainly in the foodservice area. Expansion of the customer base to the East Coast market and continuing strength in the West Coast sales facilitated this growth. Strong pasta line sales were evident in retail, club store and foodservice areas. The increases were the result of an improved product being sold for the full year and from increased support through demonstration and promotional programs for the club stores. Meatball sales increased due to a full year of new club store sales and increased support through demonstration programs. The Company is continuing to focus on the introduction of new products to the retail and food service markets, and the expansion of its customer base for its current products.

     Cost of goods sold as a percentage of net sales decreased from 70% for the year ended December 31, 1994, to 66% for the year ended December 31, 1995. This is primarily due to three factors. Sales increased which in turn improved gross margins as production overhead costs were absorbed by more output. The product mix during 1995 shifted slightly to more profitable items. Additionally, the efficiencies and control available through in-house production, for the entire year, contributed to the decline in the cost of goods sold as a percentage of net sales.

     Operating expenses as a percentage of sales for the year ended December 31, 1995, were 22.5% as compared to 23% for the year ended December 31, 1994. The increase in the dollar amount of operating expenses is primarily due to an increase in the advertising, demonstrations, promotions and slotting allowances expense. These programs were used to support sales by increasing customer awareness for the Company's products and expanding the customer base. General and administrative expenses increased primarily due to an increase in research and development expenses. This included research and development of new items for the Company and the development of the focaccia product for the Company's quick service restaurants which are expected to open in 1996. Additionally, general and administrative expenses increased due to an increase in sales travel expenses as they related to developing new areas and expanding the customer base.

     Interest and other income increased from $82,542 for the year ended December 31, 1994 to $134,147 for the year ended December 31, 1995. This increase was primarily the result of the increase in the interest rates and additional accumulated cash reserves from the net income experienced for the year.

     Income from continuing operations was $1,092,740 for the year ended December 31, 1995, as compared to $470,252 for the year ended December 31, 1994. The increase for the year is due to higher sales and production improvements.

     YEAR ENDED DECEMBER 31, 1994 VS. YEAR ENDED DECEMBER 31, 1993

     Total net sales for the year ended December 31, 1994, were $10,451,956 as compared to $8,719,939 for the year ended December 31, 1993, a 20% increase. Most of the increase is attributed to increased sales of the Company's pesto products and meatballs. Basil pesto experienced strong growth as a result of the foodservice customer base expansion, both on the West and East Coasts. Dried Tomato Garlic pesto, a new item introduced in 1993, showed strong growth as introduction of this item continued in both the retail and foodservice markets. Ongoing support through demonstration and promotional programs in the club store market facilitated strong growth of both the ravioli and meatball products. Additionally, attendance by the sales personnel at various foodservice shows aided the introduction and acceptance of the Company's products into the foodservice market. The Company continues to focus on the introduction of new products to the retail and foodservice markets, and the expansion of its customer base for its current products.

     Cost of goods sold as a percentage of sales decreased from 70.8% for the year ended December 31, 1993 to 70.0% for the year ended December 31, 1994. This small decrease resulted from a slight shift of the product mix to more profitable product lines and the commencement of the Company's in-house production of its ravioli line during the last quarter of 1994. The Company continues its efforts to improve efficiencies in the production of its pesto and ravioli product lines.

     Operating expenses increased from $2,075,717 for the year ended December 31, 1993 to $2,407,736 for the year ended December 31, 1994. As a percentage of net sales, operating expenses decreased from 23.8% for the year ended

December 31, 1993 to 23.0% for the year ended December 31, 1994. The increase in the dollar amount of the operating expenses includes increased salaries and advertising, promotional and slotting expenses. Salaries increased during the year due to an increase primarily in the sales force. This increase enabled the Company to continue with the introduction of new products and to expand its customer base. Promotional and demonstration programs continued to support the sales of existing products. Slotting expense facilitated the introduction of the Company's new products into the retail establishments.

     Interest and other income decreased from $94,329 for the year ended December 31, 1993 to $82,542 for the year ended December 31, 1994. The decrease is mostly attributed to lower cash reserves due to the investment in pasta manufacturing equipment and leasehold improvements for the establishment of the Company's new production facility in Hayward, California.

     Net income from continuing operations before provision for income taxes increased from $564,447 for the year ended December 31, 1993 to $810,564 for the year ended December 31, 1994. The increase is attributable to the increased sales experienced with a slight shift in the product mix to the Company's higher margin products.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1996, the Company had working capital of $7,130,674, an increase of $1,635,712 from December 31, 1995. The increase is primarily attributable to the net income experienced during the year ended December 31, 1996, and the receipt of net proceeds of $2,567,321 from the exercise of warrants during the year. Current assets included $6,432,107 in cash, U.S. treasury bills and accounts receivable. Management believes that this level of working capital is adequate to meet anticipated needs for liquidity.

     During the year ended December 31, 1996, cash provided by operating activities of the Company amounted to $896,171. This was primarily a result of the net income from continuing operations, the realization of deferred tax assets, and non-cash depreciation and amortization expense. For the years ended December 31, 1995, and December 31, 1994, the Company's operating activities generated $1,911,187 and $455,831 in cash, respectively. This was primarily a result of the net income from continuing operations experienced during these years. During the year ended December 31, 1996, the Company expended $280,328 on equipment and leasehold improvements for its facility in Hayward, California. In addition, the Company made deposits of $460,000 on future equipment purchases and on leasehold improvements. The Company expects to spend an additional $1,600,000 in the first two quarters of 1997 for the purchase and installation of a new pasta line. This new pasta line will enable the Company to manufacture a wider variety of pasta products. Management intends to finance this out of the Company's cash reserves. As of December 31, 1996, the Company has invested $3,990,912 in U.S. treasury bills.

     In September 1994, the Company obtained two lines of credit totaling $1,250,000 with Wells Fargo Bank in San Francisco, California. These two lines consisted of a $500,000 business loan line of credit and a $750,000 equipment loan line of credit. The $500,000 business loan provides for interest at prime plus .75% with a maturity date of September 10, 1997. At December 31, 1996, there were no amounts borrowed against this line. The $750,000 equipment loan line of credit provided for interest at prime plus
 .75% with a conversion date of September 15, 1997, to an installment equipment loan. At December 31, 1996, there were no amounts borrowed against this line. The purpose for obtaining both lines of credit was to afford the Company greater cash liquidity and management of its cash investments.

     On May 20, 1996, the Company purchased all of the outstanding stock of Alborough, Inc. (dba Emilia Romagna). The total cost of the acquisition was $738,779 including professional fees paid in relation to the acquisition. Additionally, the terms of the agreement include an "earn-out" formula which provides for payments to Alborough shareholders over a three year period based on certain performance criteria established. The purchase price could increase significantly depending upon Alborough, Inc. meeting certain earnings performance criteria over the next three years. The agreement between the parties provides that additional payments may be earned by Alborough, Inc. shareholders based on a percentage of gross margin attributable to sales made to specified customers. The sales must be made during a specified period of time and subject to certain minimum sales levels being achieved. No additional payments were made to Alborough, Inc.'s former shareholders as minimum sales to the specified customers had not been achieved during the year ended December 31, 1996.

     Except as described above, the Company presently has no other material commitments for capital expenditures.

ITEM 8.  FINANCIAL STATEMENTS.

     The financial statements and financial statement schedules are set forth on pages F-1 through F-24 hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING FINANCIAL DISCLOSURE.

     Not applicable.

                                 PART III

ITEMS 10, 11, 12 AND 13. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; EXECUTIVE COMPENSATION; SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT; AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by these Items is incorporated herein by reference to the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held May 22, 1997.

                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)  1.  The following financial statements are filed as part of this
Report:
                                                                PAGE

Independent Auditors' Report .................................  F-1

Consolidated Balance Sheets as of December 31, 1996
and 1995 .....................................................  F-2

Consolidated Statements of Operations for the years
ended December 31, 1996, 1995 and 1994 .......................  F-4

Consolidated Statements of Stockholders' Equity
for the years ended December 31, 1996, 1995 and 1994 .........  F-6

Consolidated Statements of Cash Flows for the years
ended December 31, 1996, 1995 and 1994 .......................  F-8

Notes to Consolidated Financial Statements ...................  F-10

     (a)  2.   All schedules have been omitted, as the required information is inapplicable or the information is presented in the financial statements or the notes thereto.

     (a)   3.  Exhibits.

Exhibit
Number     Description                  Location

3          Articles of Incorporation    Incorporated by reference to
           and Bylaws                   Exhibit No. 3 to Registrant's
                                        Form S-18 Registration State-
                                        ment (No. 33-14130-D)

3.1        Articles of Amendment        Incorporated by reference to
           to the Articles of Incor-    Exhibit No. 3.1 to Registrant's
           poration                     Form S-18 Registration State-
                                        ment (No. 33-14130-D)

3.2        Articles of Amendment        Incorporated by reference to
           to the Articles of Incor-    Exhibit No. 3.3 to Registrant's
           poration filed on April      Form S-1 Registration State-
           16, 1991                     ment (No. 33-40098)


10.1       1993 Stock Option Plan       Incorporated by reference to
                                        Exhibit No. 1 to Registrant's
                                        Report on Form 10-K for the year
                                        ended December 31, 1992

10.2       Employment Agreement with    Incorporated by reference to
           William Armanino             Exhibit No. 10.6 to Registrant's
                                        Report on Form 10-K for the year
                                        ended December 31, 1992

10.3       Amended and Restated         Incorporated by reference to
           Lease for 30588 San          Exhibit No. 10.5 to Registrant's
           Antonio Street, Hayward      Report on Form 10-K for the fiscal
           California                   year ended December 31, 1993

10.4       Manufacturing and Pack-      Incorporated by reference to
           aging Agreement with San     Exhibit 10.12 to the Registrant's
           Francisco Pasta Company      Report on Form 10-K for the fiscal
                                        year ended December 31, 1994

10.5       Business Loan Agreement,     Incorporated by reference to
           Promissory Notes and         Exhibit 10.14 to the Registrant's
           Commercial Security          Report on Form 10-K for the fiscal
           Agreement with Wells         Year ended December 31, 1994
           Fargo Bank

10.6       Renewal Notice from Wells    Incorporated by reference to
           Fargo, Inc.                  Exhibit 10.15 to the Registrant's
                                        Form S-1 Registration Statement
                                        (File No. 33-40098)

10.7       Promissory Note dated        Incorporated by reference to
           May 8, 1995, to Wells        Exhibit 10.16 to the Registrant's
           Fargo Bank                   Form S-1 Registration Statement
                                        (File No. 33-40098)

10.8       Manufacturing and Pack-      Incorporated by reference to
           ing Agreement with Pan       Exhibit 10.17 to the Registrant's
           Ready Foods, Inc.            Form S-1 Registration Statement
                                        (File No. 33-40098)

10.9       Lease Agreement with San     Incorporated by reference to
           Antonio Center Associates    Exhibit 10.18 to the Registrant's
           For Mountain View, Cali-     Form S-1 Registration Statement
           fornia restaurant facility   (File No. 33-40098)

10.10      Lease Agreement with         Incorporated by reference to
           Boardwalk Properties         Exhibit 10.14 to the Registrant's
                                        Annual Report on Form 10-K for the
                                        year ended December 1, 1995

10.11      Manufacturing and Packag-    Incorporated by reference to
           ing Agreement with San       Exhibit 10.16 to the Registrant's
           Francisco Pasta, Inc.        Annual Report on Form 10-K for the
           (Second Agreement)           year ended December 1, 1995

10.12      Manufacturing and Packag-    Incorporated by reference to
           ing Agreement with Home      Exhibit 10.17 to the Registrant's
           Made Ravioli Company         Annual Report on Form 10-K for the
                                        year ended December 1, 1995

10.13      Employment Agreement dated   Incorporated by reference to
           January 1, 1996, with        Exhibit 10.18 to the Registrant's
           William J. Armanino          Form 10-K for the year ended
                                        December 31, 1995

10.14      1996 Management Incentive    Incorporated by reference to
           Compensation Plan            Exhibit 10.19 to the Registrant's
           William J. Armanino          Form 10-K for the year ended
                                        December 31, 1995

10.15      Employment Agreement with    Filed herewith electronically
           Robert H. Anderson

21         Subsidiaries of the          Filed herewith electronically
           Registrant

23         Consent of Pritchett,        Filed herewith electronically
           Siler & Hardy, P.C.

     (b) The Company filed no Reports on Form 8-K during the last quarter of the period covered by this Report.

                  PRITCHETT, SILER & HARDY, P.C.
                   CERTIFIED PUBLIC ACCOUNTANTS
                        430 East 400 South
                    Salt Lake City, Utah 84111
               (801) 328-2727 - FAX (801) 328-1123

                   INDEPENDENT AUDITORS' REPORT

Board of Directors
ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY
Hayward, California

We have audited the accompanying consolidated balance sheets of Armanino Foods of Distinction, Inc. and Subsidiary at December 31, 1996 and 1995 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1996, 1995 and 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements audited by us present fairly, in all material respects, the financial position of Armanino Foods of Distinction, Inc. and Subsidiary as of December 31, 1996 and 1995 and the results of their operations and their cash flows for the years ended December 31, 1996, 1995 and 1994, in conformity with generally accepted accounting principles.

/s/ Pritchett, Siler & Hardy, P.C.
PRITCHETT, SILER & HARDY, P.C.
January 27, 1997, except for Notes 7 and 14
  as to which the date is March 4, 1997

        ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY
                   CONSOLIDATED BALANCE SHEETS

                              ASSETS
                                              December 31,
                                        _______________________
                                            1996        1995
                                        ___________ ___________
CURRENT ASSETS:
  Cash and cash equivalents              $  742,856  $  733,985
  Treasury bills, held to maturity        3,990,912   2,458,153
  Accounts receivable                     1,698,339   1,254,869
  Inventory                               1,066,904     957,800
  Prepaid expenses                          108,106      68,817
  Current deferred tax asset                656,000     857,000
                                        ___________ ___________
          Total Current Assets            8,263,117   6,330,624
                                        ___________ ___________

PROPERTY AND EQUIPMENT, net               2,599,936   2,540,997
                                        ___________ ___________

OTHER ASSETS:
  Deposits                                  477,610      13,000
  Goodwill, net                             585,438           -
  Net assets of discontinued operations           -     169,668
                                        ___________ ___________
          Total Other Assets              1,063,048     182,668
                                        ___________ ___________
                                         $11,926,101 $9,054,289
                                        ___________ ___________

The accompanying notes are an integral part of these financial statements.

        ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY
                   CONSOLIDATED BALANCE SHEETS

               LIABILITIES AND STOCKHOLDERS' EQUITY

                                                    December 31,
                                              _______________________
                                                  1996        1995
                                              ___________ ___________
CURRENT LIABILITIES:
  Accounts payable                             $  933,235  $  642,439
  Accrued Expenses                                 66,241     169,702
  Note payable                                     32,073           -
  Current portion long-term debt                   25,749      23,521
  Net liabilities of discontinued operations       75,145           -
                                              ___________ ___________
          Total Current Liabilities             1,132,443     835,662

DEFERRED TAX LIABILITY                            126,000     110,000

LONG-TERM DEBT, less current portion               45,850      71,599
                                              ___________ ___________
          Total Liabilities                     1,304,293   1,017,261
                                              ___________ ___________

STOCKHOLDERS' EQUITY:
  Preferred stock; no par value, 10,000,000
    shares authorized, no shares issued and
    outstanding                                         -           -
  Common stock; no par value, 40,000,000
    shares authorized, 11,584,099 and
    10,144,328 shares issued and outstanding
    at December 31,1996 and 1995 respectively  11,529,739   9,391,926
  Additional paid-in-capital                       22,311      22,311
  Accumulated deficit                            (930,242) (1,377,209)
                                              ___________  __________
          Total Stockholders' Equity           10,621,808   8,037,028
                                              ___________  __________
                                              $11,926,101  $9,054,289
                                              ___________  __________
The accompanying notes are an integral part of these financial statements.

        ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF OPERATIONS

                                      For the years Ended December 31,
                                    ____________________________________
                                         1996      1995      1994
                                    ____________________________________

SALES, net of returns and discounts $15,305,029 $13,504,429  $10,451,956

COST OF GOODS SOLD                   10,594,464   8,866,667    7,311,484
                                    ____________________________________
GROSS PROFIT                          4,710,565   4,637,762    3,140,472
                                    ____________________________________
OPERATING EXPENSES:
  General and administrative          1,017,990     976,340      899,859
  Salaries, wages and
   related payroll taxes                923,739     993,085      833,548
  Commissions                           400,311     310,244      219,846
  Advertising, demonstrations,
   promotions and trade allowances      813,051     763,413      454,483
                                    ____________________________________
     Total Operating Expenses         3,155,091   3,043,082    2,407,736
                                    ____________________________________
INCOME FROM OPERATIONS                1,555,474   1,594,680      732,736
                                    ____________________________________
OTHER INCOME (EXPENSE):
  Interest expense                       (7,791)     (8,579)      (4,714)
  Interest and other income             264,835     134,147       82,542
  Gain (loss) on sale of
   fixed assets                          (5,081)     (5,924)           -
                                    ____________________________________
     Total Other Income                 251,963     119,644       77,828
                                    ____________________________________
INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                 1,807,437   1,714,324      810,564

CURRENT TAX EXPENSE                     126,911     106,584       22,312

DEFERRED TAX EXPENSE                    625,414     515,000      318,000
                                    ____________________________________
INCOME FROM CONTINUING OPERATIONS
  BEFORE DISCONTINUED OPERATIONS      1,055,112   1,092,740      470,252

DISCONTINUED OPERATIONS:
  Estimated loss from operations
   of AFDI, Inc. to be disposed of
  (net of income taxes of $210,168
   at December 31, 1996)               (313,550)          -            -

  Estimated loss on disposal of
   AFDI, Inc.(net of income taxes
   of $197,464 at December 31, 1996)   (294,595)          -            -
                                     ___________________________________
LOSS FROM DISCONTINUED
  OPERATIONS                           (608,145)          -            -
                           (Continued)

        ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Continued)
                                              For the years Ended
                                                  December 31,
                                       ________________________________
                                           1996       1995       1994
                                       ________________________________

NET INCOME                             $  446,967  $1,092,740  $470,252
                                       ________________________________

EARNINGS PER COMMON AND EQUIVALENT
SHARES:

 PRIMARY EARNINGS PER SHARE:
  Income from continuing operations    $      .09  $      .10  $      .05
  Loss from discontinued operations          (.03)          -           -
  Loss on disposal of AFDI, Inc.             (.02)          -           -
                                       __________________________________
 PRIMARY EARNINGS PER SHARE            $      .04  $      .10  $      .05
                                       __________________________________
 WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                  11,683,294  10,497,720  10,085,228
                                       __________________________________

 FULLY DILUTED EARNINGS PER SHARE:
 Income from continuing operations     $      N/A  $      .09  $      .05
                                       __________________________________
 FULLY DILUTED EARNINGS PER SHARE      $      N/A  $      .09  $      .05
                                       __________________________________
 WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                         N/A  12,296,477  10,097,700
                                       __________________________________
The accompanying notes are an integral part of these financial statements.

        ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY
          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

      FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

                                 Common Stock        Additional
                           ________________________   Paid-in   Accumulated
                             Shares        Amount     Capital     Deficit
                           ___________   __________  _________  ___________
BALANCE,December 31,
   1994                     10,083,538   $9,337,385   $ 22,311  $(2,469,949)

Shares of restricted
 common stock issued
 for services rendered
 at $.774 per share,
 January, 1995                   1,000          774          -            -

Shares of common
 stock issued for
 warrants exercised at
 $1.50 per share,net
 of deferred offering
 cost of $8,031,
 November - December,
   1995                         11,290        8,904          -            -

Shares of common stock
 issued for options
 exercised at $.925 per
 share, November -
 December, 1995                 48,500       44,863          -            -

Net income for the
 year ended
 December 31, 1995                   -            -          -    1,092,740
                            __________   __________   ________   ___________
BALANCE, December 31,
  1995                      10,144,328   $9,391,926   $ 22,311   $(1,377,209)

Shares of common
 stock issued for
 warrants exercised at
 $1.5 per share net of
 deferred offering costs
 of $1,702, January -
 March, 199                 61,712,682    2,567,321          -             -

Shares of common
 stock issued for
 underwriter units
 exercised at $1.89 per
 unit, February, 1996           43,124      81,504           -             -
                           (Continued)

        ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY
          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

      FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994
                           (Continued)

                                 Common Stock        Additional
                           ________________________   Paid-in   Accumulated
                             Shares        Amount     Capital     Deficit
                           ___________   __________  _________  ___________
Shares of common stock
 issued for options
 exercised at prices
 ranging from $.925
 to $1.281,  April -
 June, 1996                     50,000      46,250           -             -

Shares of restricted
 stock issued for
 services rendered at
 $1.12 to $1.28 per
 share, June -
 September, 1996                30,000      36,790           -             -

Shares of common stock
 repurchased and
 canceled at $1.50 per
 share, December,
 1996                         (396,035)   (594,052)          -             -

Net income for the
 year ended
 December 31, 1996                   -           -           -       446,967
                           ___________ ___________    ________    __________
BALANCE, December 31,
  1996                      11,584,099 $11,529,739    $ 22,311    $ (930,242)
                           ___________ ___________    ________    __________

        ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF CASH FLOWS

         Increase (Decrease) in Cash and Cash Equivalents

                                      For the years Ended December 31,
                                   _____________________________________
                                        1996         1995         1994
                                   _____________________________________
Cash Flows from Operating
 Activities:
  Net income                       $   446,967    $1,092,740    $470,252
                                   _____________________________________
 Adjustments to reconcile
  net income to net cash
  used by operations:
   Depreciation and amortization       386,838       332,251     167,802
   Non-cash expenses                     5,081         5,924      13,802
   Changes in assets and
    liabilities:
    (Increase) decrease in
     accounts receivable              (443,470)      329,200    (905,407)
     (Increase) decrease in
      inventory                       (109,104)      (22,652)     51,822
     (Increase) decrease in
      prepaid expenses                 (39,289)       16,602      22,567
     Change in deferred tax
     assets / liability                217,000       515,000     318,000
     (Increase) decrease in
      accounts payable and
      accrued expenses                 187,335      (228,734)    358,405
     (Increase) decrease in
      net assets from
      discontinued operations          169,668      (129,144)          -
     Increase (decrease) in net
     liabilities of discontinued
     operations                         75,145             -     (41,412)
                                   _____________________________________
       Total Adjustments               449,204       818,447     (14,421)
                                   _____________________________________
       Net Cash Provided by
       Operating Activities            896,171     1,911,187     455,831
                                   _____________________________________
Cash Flows from Investing
       Activities:
  Purchases of property and
    equipment                         (429,158)     (397,501) (2,091,731)
  Proceeds from sale of
    property and equipment               2,800         1,600           -
  (Increase) decrease in deposits     (464,610)        8,550     370,760
  Purchase of US treasury
    bills, net                      (1,532,759)     (999,392) (1,458,761)
  Goodwill in purchase of
    subsidiary                        (609,938)            -           -
                                   _____________________________________
       Net Cash Used by
        Investing Activities        (3,033,665)   (1,386,743) (3,179,732)
                                   _____________________________________
                           (Continued)

        ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF CASH FLOWS

         Increase (Decrease) in Cash and Cash Equivalents
                           (Continued)

                                      For the years Ended December 31,
                                   _______________________________________
                                        1996         1995         1994
                                   _______________________________________
Cash Flows from Financing
  Activities:
  Proceeds from borrowing on
    line of credit                          -        323,000             -
  Payments on line of credit                -       (323,000)            -
  Proceeds from notes payable          72,426              -             -
  Payments on note payable            (40,353)             -             -
  Payments on capital lease
    obligations                       (23,521)       (21,486)       (8,394)
  Proceeds from common stock
    Issuances                       2,731,865         54,541             -
  Purchase of treasury stock         (594,052)             -             -
                                   _______________________________________
       Net Cash Provided (Used)
        by Financing Activities     2,146,365         33,055        (8,394)
                                   _______________________________________
Net Increase (Decrease) in
  Cash and Cash Equivalents             8,871        557,499    (2,732,295)

Cash and Cash Equivalents at
  Beginning of Period                 733,985        176,486     2,908,781
                                   _______________________________________
Cash and Cash Equivalents at
  End of Period                    $  742,856     $  733,985    $  176,486
                               ___________________________________________
Supplemental Disclosures of
  Cash Flow Information:
    Cash paid during the
    period for:
      Interest                     $    7,791     $    9,714    $    4,714
      Income taxes                 $  201,864     $   44,632    $   22,060

Supplemental Disclosures of Non-Cash Investing and Financing Activities:

  For the year ended December 31, 1996:
    The Company issued a total of 30,000 shares of restricted common stock in exchange for services rendered at $36,790

  For the year ended December 31, 1995:
    The Company issued a total of 1,000 shares of stock in exchange for services rendered valued at $774

  For the year ended December 31, 1994:
    The Company issued a total of 30,000 shares of stock in exchange for services rendered valued at $13,802.

    The Company purchased equipment through a capital lease obligation with an equipment cost of $125,000.
The accompanying notes are an integral part of this financial statement.

        ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS AND BASIS OF PRESENTATION - The consolidated financial statements include the accounts of Armanino Foods of Distinction, Inc. [Parent], which is engaged in the production and marketing of upscale and innovative food products, including primarily frozen pesto sauces, frozen pasta products, frozen meatballs and focaccia, and its wholly-owned subsidiaries Alborough Inc. dba Emilia Romagna [Subsidiary] which produces and distributes pasta products for the industrial and food service markets, and AFDI, Inc. [Subsidiary] incorporated in May 1995, which operated quick service Italian restaurants selling Italian-style products, including some of those produced by the Parent.

CONSOLIDATION - All significant intercompany transactions between Parent and Subsidiaries have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS - For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company had $592,298 and $69,292 in excess of federally insured amounts in its bank accounts at December 31, 1996 and 1995, respectively.

TREASURY BILLS - The Company accounts for investments in debt and equity securities in accordance with Statement of Financial Accounting Standard
(SFAS) 115, "Accounting for Certain Investments in Debt and Equity Securities,". Under SFAS 115 the Company's treasury bills (debt securities) have been classified as held-to-maturity and are recorded at amortized cost. Held-to-maturity securities represent those securities that the Company has both the positive intent and ability to hold until maturity.

ACCOUNTS RECEIVABLE - Accounts receivable consist of trade receivables arising in the normal course of business. Management believes all amounts are fully collectible and thus no allowance for doubtful accounts has been established. Amounts written off for the years presented are insignificant for disclosure.

INVENTORY - Inventory is carried at the lower of cost or market, as determined on the first-in, first-out method.

PROPERTY AND EQUIPMENT - Property and equipment are stated at cost. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized, upon being placed in service. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is computed for financial statement purposes on a straight-line basis over the estimated useful lives of the assets which range from three to fifteen years. For federal income tax purposes, depreciation is computed under the modified accelerated cost recovery system.

EARNINGS PER SHARE - The computation of primary and fully diluted earnings per shares is based on the weighted average number of outstanding common shares during the period plus, when their effect is dilutive, additional shares assuming the exercise of certain vested and non-vested stock options and warrants, reduced by the number of shares which could be purchased from the proceeds. The fully diluted earnings per share for the year ended December 31, 1996 are not presented as their effect was anti-dilutive.

        ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

GOODWILL - Goodwill represents the excess of the cost of purchasing the subsidiary over the fair market value of the assets at the date of acquisition, and is being amortized on the straight-line method over 15 years. Amortization expense charged to operations for 1996 was $24,500.

INCOME TAXES - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." This statement requires an asset and liability approach for accounting for income taxes.

ACCOUNTING ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimated.

RESEARCH AND DEVELOPMENT COST - The Company expenses the cost of developing new products as incurred as research and product development costs. Included in general and administrative expense at December 31, 1996 and 1995 are $32,443 and $61,547 of research and development costs associated with the development of new products.

RECLASSIFICATION - The financial statements presented for the year ended December 31, 1995 and 1994 have been reclassified to conform to the titles and headings used in the presentation of the December 31, 1996 financial statements.

NOTE 2 - RELATED PARTY TRANSACTIONS

Fees paid to related parties - Amounts paid to related parties are as follows:

                                        For the years Ended December 31,
                                   _________________________________________
                                        1996          1995         1994
                                   _________________________________________
 Accounting fees paid to a
  company controlled by a
  shareholder and a director           20,757        29,399       24,267

 Consulting and other fees paid
  or accrued to individuals who
  are directors, officers or
  shareholders of the Company             750        29,100       22,750

AMOUNTS PAYABLE TO RELATED PARTIES - Included in the Company's accounts payable at December 31, 1996 and 1995 are amounts owing to shareholders, officers and directors in the amount of $3,500 and $5,535, respectively. Also at December 31, 1995, there was $15,257 in accrued expenses payable to the president of the Company under a former employment agreement.

        ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - TREASURY BILLS

At December 31, 1996, US treasury bills consisted of the following investments which are carried at their amortized cost:

       Date     Maturity      Amortized          Market       Maturity
     Acquired     Date           Cost            Value          Value
     ________    _______      __________      __________      __________
       7/2/96     1/9/97      $1,997,493      $1,997,493      $2,000,000
      7/25/96    1/23/97       1,993,419       1,993,419       2,000,000
                              __________      __________      __________
                               3,990,912       3,990,912       4,000,000
                              __________      __________      __________

NOTE 4 - INVENTORY

Inventory consists of the following at December 31, 1996 and 1995:

                                              1996       1995
                                          ______________________
    Raw materials and supplies            $   275,472  $ 423,560
    Finished goods                            791,432    534,240
                                          ______________________
                                          $ 1,066,904  $ 957,800
                                          ______________________

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment (including capitalized leases and the assets and related accumulated depreciation acquired in the purchase of Alborough Inc. [See Note 13]) consists of the following at December 31, 1996 and 1995:

                                              1996        1995
                                          _______________________
   Office equipment                       $   224,968  $  165,771
   Machinery and equipment                  2,096,048   1,749,633
   Leasehold improvements                   1,389,223   1,230,793
                                          _______________________
                                            3,710,239   3,146,197
   Less Accumulated depreciation
   and amortization                        (1,110,303)   (599,129)
                                          _______________________
                                          $ 2,599,936  $2,547,068
                                          _______________________

Depreciation expense amounted to $362,338, $332,251 and $167,802 for the years ended December 31, 1996, 1995 and 1994, respectively.

NOTE 6 - NOTE PAYABLE

At December 31, 1996, the Company's subsidiary Alborough, Inc. was obligated to pay a note in the amount of $32,073. The note provides for monthly payments of principle and interest at an annual rate of 10%. The final payment is due June 30, 1997.

        ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - LEASES

CAPITAL LEASES - The Company is the lessee of equipment under a capital lease expiring in 1999. The asset and liability under the capital lease were recorded at the lower of the present value of the minimum lease payments or the fair value of the asset at the time of purchase. The asset is amortized over its related lease term. Amortization expense of $25,000 and $25,000 for the asset under capital lease is included in depreciation expense for 1996 and 1995.

Equipment under capital lease obligations is as follows:

                                                  December 31,
                                              ____________________
                                                 1996       1995
                                              ____________________
          Equipment                           $ 125,000  $ 125,000
          Less Accumulated amortization         (58,333)   (33,333)
                                              ____________________
                                              $  66,667  $  91,667
                                              ____________________

Total future minimum lease payments, executory costs and current portion of capital lease obligations are as follows:

Future minimum lease payments for the years ended December 31,

          Year Ending December 31,             Lease Payments
                   1997                            31,200
                   1998                            31,200
                   1999                            18,200
                   2000                              -
                   2001                              -
                                               __________
   Total future minimum lease payments           $ 80,600
   Less amounts representing interest
    and executory costs                            (9,001)
                                               __________
   Present value of the future minimum
    lease payments                                 71,599
   Lease current portion                          (25,749)
                                               __________
   Capital lease obligations - long term         $ 45,850
                                               __________

OPERATING LEASES - The Company leases its office and production facility under an operating lease expiring in August 2003, with options to extend through August 2013 at fair market rates.

During 1996, Emilia Romagna maintained a separate production and office facility. The lease for the facility calls for monthly lease payments of $3,899 and expires in August 1998.

        ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - LEASES (Continued)

During 1995 AFDI, Inc. entered into two lease agreements for quick service Italian restaurant locations. The Mountain View lease expires in October 2000, with options to extend through October 2015 at fair market rates. The Mountain View lease also calls for contingent rental payments of 5% of sales for the location in excess of $1,250,000 per year. The Burlingame lease expires in November 2005 with an option to extend through November 2010 at fair market rates. Subsequent to the year ended December 31, 1996 the Company discontinued the operations of AFDI, Inc. [See Note 12] and terminated the two lease agreements.

During September 1994, the Company moved to its new office and production facility. At the time of the move, the Company had a remaining lease commitment on the old office and production facility expiring in September, 1995. The Company subleased the property for the term remaining on the master lease. As a requirement of the lease, the subleasee established a $50,000 irrevocable standby letter of credit in the name of the Company. During September 1995 the lease and the letter of credit expired. During the years ended December 31, 1995 and 1994 the Company did not make any draws against this letter of credit.

The future minimum lease payments for non-cancelable operating leases having remaining terms in excess of one year as of December 31, 1996 are as follows:

          Year ending December 31           Lease Payments
                   1997                         132,284
                   1998                         118,437
                   1999                          88,894
                   2000                          90,112
                   2001                          86,480
                Thereafter                      139,954
                                             __________
          Total Minimum Lease Payments        $ 656,161
                                             __________

Lease expense charged to operations was $118,508, $78,070 and $136,501 for the years ended December 31, 1996, 1995 and 1994. The Company received $47,923 and $6,863 in sublease rentals during the year ended December 31, 1995 and 1994, respectively.

NOTE 8 - SHORT-TERM NOTES PAYABLE

In September 1994, the Company obtained two lines of credit totaling $1,250,000. These two lines consists of a $500,000 business loan and a $750,000 equipment loan, which provide for interest at prime plus .75%. The lines of credit are secured by the Company's accounts receivables, inventory and equipment. The business line matures at September 10, 1997 and had no amounts outstanding as of December 31, 1996. The equipment line has a conversion date of September 15, 1997 to an installment equipment loan. On November 15, 1995 the Company borrowed $323,000 against the line, which amount was repaid as of December 31, 1995. As of December 31, 1996 there were no amounts outstanding.

        ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - AGREEMENTS AND COMMITMENTS

EMPLOYMENT AGREEMENTS - The Company has entered into employment agreements, with the president and other key employees of the Company. The agreements include a base salary, plus stock options [See Note 11]. Additionally, other benefits are provided including participation in the Management Incentive Compensation Plan. The current agreements cover three year periods ending December 31, 1998 and August 25, 1999.

MANAGEMENT INCENTIVE COMPENSATION PLAN - During March 1993, the Company created a plan to compensate management personnel who contribute to the financial success of the Company. The plan is to be reviewed and revised annually. The plan funds a pool based on a predetermined level of pretax income from operations. Participants are to be determined by the Board of Directors and must be employed in an eligible position on July 1 and December 31 of the same year.

For 1996 the plan was not funded, as pretax earnings from operations did not exceed the predetermined level of $2,300,000. For 1995, and 1994, the plan was funded because pretax earnings from operations not including expenses attributable to acquisition activities exceeded the predetermined levels of $1,700,000, and $899,001, respectively, prior to the accrual of the incentive bonus expense. Management incentive compensation of $74,616, and $56,524 was paid or accrued during 1995, and 1994, respectively. At December 31, 1995 there is a remaining accrued liability under this incentive compensation plan of $47,116.

Employee Incentive Compensation Plan - During 1993 the Company approved a plan to compensate non management personnel who contribute to the financial success of the Company. The plan was effective as of January 1, 1993 and is to be reviewed and revised annually. This plan is funded based on a predetermined level of pretax income of the Company's operations and the funds have been set aside for distribution to the Company's employees based on recommendation of management under the guidance of the compensation committee of the board of directors.

For 1996 the plan was not funded as pretax earnings from operations did not exceed the predetermined level of $2,150,000. For 1995 and 1994, the plan was funded because pretax earnings from operations not including expenses attributable to acquisition activities exceeded the predetermined levels of $1,400,000, and $899,001, respectively, prior to the accrual of the incentive bonus expenses. Employee incentive compensation of $67,419, and $37,262 was paid or accrued during 1995 and 1994, respectively. At December 31, 1995, there is a remaining accrued liability under this incentive compensation plan of $31,124.

        ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - AGREEMENTS AND COMMITMENTS [Continued]

401(k) profit sharing plan - The Company has a 401(K) profit sharing plan and trust that covers all non-union employees. Any non-union employees who have completed 1,000 hours of service within twelve consecutive months and have reached age 21 are eligible to participate in the plan. The plan became effective January 1, 1993 and has a plan year of January 1 through December
31. During 1996, 1995 and 1994 contributions to the plan charged to operations were $9,065, $6,837 and $4,599, respectively.

MANUFACTURING - Certain of the Company's products are manufactured and packaged on a "co-pack" or "toll-pack" basis by third parties at agreed upon prices. The agreements with the co-packers have terms of one year and allow for periodic price adjustments. These agreements allow for either party to give a two months cancellation notice.

SALES - During the year ended December 31, 1994, the Company agreed to issue 30,000 shares of common stock to a distributor in the future provided that the distributor's portion of the Company's annual net sales exceed various levels ranging from $500,000 to $1,500,000. During the years ended December 31, 1996, 1995 and 1994 the distributor's portion of the Company's sales did not exceed the predetermined levels, therefor no shares of common stock were issued under the agreement.

NOTE 10 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 Accounting for Income taxes [FASB 109]. FASB 109 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards. At December 31, 1996 and 1995, the total of all deferred tax assets was $656,000 and $857,000 and the total of the deferred tax liabilities was $126,000 and $110,000. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company's future earnings, and other future events, the effects of which cannot be determined.

        ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - INCOME TAXES [Continued]

The components of income tax expense from continuing operations for the years ended December 31, 1996, 1995 and 1994 consist of the following:

                                           1996         1995         1994
                                         __________________________________
  Current income tax expense:
   Federal                               $ 25,479     $ 37,442     $ 18,920
   State                                  101,432       69,142        3,392
                                         __________________________________
   Net tax expense                        126,911      106,584       22,312
                                         __________________________________
  Deferred tax expense (benefit)
   arising from:
   Excess of tax over financial
    accounting depreciation              $ 16,169     $ 54,154     $ 34,851
   Carryforward of excess
    contributions                               -        5,200       14,691
   Use of federal NOL
    carryforwards                         614,946      515,442      248,195
   Use of state NOL carryforwards               -       67,897       47,142
   Federal alternative minimum
    tax credit                            (25,479)     (37,442)     (18,920)
   State alternative minimum
    tax credit                                  -      (68,342)      (2,592)
   Inventory 263A adjustment               (1,771)        (360)      (5,367)
   State investment tax credits            21,549      (21,549)           -
                                         __________________________________
   Net deferred tax expense              $625,414     $515,000     $318,000
                                         __________________________________

Deferred income tax expense results primarily from the reversal of temporary timing differences between tax and financial statement income.

A reconciliation of income tax expense at the federal statutory rate to income tax expense at the company's effective rate is as follows:

                                           1996         1995         1994
                                         __________________________________
  Computed tax at the expected
   statutory rate                        $614,500     $582,900     $275,600
                                         __________________________________
  State and local income taxes,
   net of federal benefit                 110,940      105,226       49,744
  Non-deductible expenses                  11,792        9,734        7,271
  Goodwill amortization                     9,832            -            -
  State tax credits                         7,237            -            -
  Effect of alternative minimum taxes       2,022      (22,708)         800
  Other Items                              (3,998)     (53,568)       6,897
                                         __________________________________
   Income tax expense                    $752,325     $621,584     $340,312
                                         __________________________________

        ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - INCOME TAXES [Continued]

As of December 31, 1996 the Company has net tax operating loss (NOL) carryforwards available to offset its future income tax liability. The NOL carryforwards have been used to offset deferred taxes for financial reporting purposes. The Company has federal NOL carryforwards of $740,600 that expire in 2006.

The temporary differences and carryforwards gave rise to the following deferred tax asset (liability) at December 31, 1996 and 1995:

                                                  1996            1995
                                              __________________________
 Excess of tax over book accounting
  depreciation                                $ (126,000)     $ (110,000)
 Inventory 263A adjustment                         7,498           5,727
 State alternative minimum tax credits            71,522          71,522
 Federal alternative minimum tax credits          93,903          68,424
    State Investment Tax Credits                       -          21,549
    Benefit of future losses from
    discontinued operations                      231,277               -
    Federal NOL carryforwards                    251,800         689,778

The alternative minimum tax credits have no date of expiration and are available to offset the Company's future income tax liability. The state investment taxcredits are from the purchase of manufacturing equipment and were offset against state taxes during 1996.

As of December 31, 1996 and 1995 the deferred tax asset (liability) consisted of the following:
                                                  1996            1995
                                                _________________________
   Current deferred tax assets                  $656,000        $ 857,000
   Deferred tax assets (liabilities)            (126,000)        (110,000)
                                                _________________________
                                                $530,000        $ 747,000
                                                _________________________

Management estimates that the Company will generate adequate net profits to offset net operating loss carryforwards prior to the expiration of the net operating loss carryforwards. Consequently, a deferred tax asset valuation allowance has not been accrued.

        ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - STOCKHOLDERS' EQUITY

TREASURY STOCK - During December 1996 the Company purchased 396,035 shares of common stock for $594,053 on the open market to be retired by the Company. During the year ended December 31, 1992, the Company purchased 60,000 shares of common stock for $34,718 on the open market to be retired by the Company. The treasury stock was recorded at the cost of the shares purchased. During 1995, the Company canceled all outstanding shares of treasury stock. The cost of the retired stock was offset against common stock.

SECONDARY OFFERING OF THE COMPANY'S UNITS - In September 1991 the Company completed a sale of 1,725,000 units. Each unit sold for $3.15 and consisted of 2 shares of common stock and one common stock purchase warrant. Gross proceeds from the sale of these units amounted to $5,433,750 and offering costs incurred were $913,113 (including $34,878 paid to related parties) for net proceeds of $4,520,637. Each warrant entitled the holder to purchase, at a price of $3.15, subject to adjustment, one share of common stock until September 18, 1993. In February 1993, the board approved lowering the exercise price to $1.50 per warrant. On September 6, 1993, the exercise period of the warrants was extended to September 18, 1995. On July 28, 1995, the exercise period of the warrants was extended to March 18, 1996. At any time during the period the warrants are exercisable, the Company may redeem the warrants at $.05 per warrant upon 45 days prior written notice in the event that the closing bid price of the common stock exceeds $3.75 for 20 of 30 consecutive trading days ending not more than five days prior to the mailing of the notice of redemption. As of December 31, 1996 and 1995, 1,712,682 and 11,290 of the warrants had been exercised with the remaining 1,028 warrants expiring.

In connection with the offering, the Company issued to the underwriter and its designees, for $100, an option to purchase from the Company up to 150,000 units. Each unit consists of two shares of common stock and one warrant. The option was exercisable during a four year period commencing September 18, 1992 at an exercise price of $3.78 per unit. The terms of the underwriter's common stock purchase warrants are identical to the warrants described above. As of December 31, 1996, 43,124 shares of common stock and 21,562 warrants had been issued upon the exercise of the option. The option as to the remaining 128,438 units and the 21,562 warrants issued on the exercise of the option expired.

COMMON STOCK ISSUANCES - During 1996, the Company issued 30,000 shares of restricted common stock valued at $36,790, in exchange for services rendered. The Company issued 50,000 shares of stock in connection with options exercised, under the 1993 stock option plan. Also during 1996, 1,712,682 warrants and 21,562 underwriter option units were exercised and 1,755,806 shares of common stock were issued. The warrants and underwriters options were issued in the Company's 1991 secondary offering.

During 1995, the Company issued 1,000 shares of restricted common stock valued at $744, in exchange for services rendered. The Company issued 48,500 shares of stock in connection with options exercised, under the 1993 stock option plan. Also during 1995, 11,290 warrants were exercised and 11,290 shares of common stock issued. The warrants were issued in the Company's 1991 secondary offering.

        ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - STOCKHOLDERS' EQUITY [Continued]

During 1994, the Company issued 30,000 shares of restricted common stock, in two separate transactions, in exchange for services rendered. The stock was valued at $13,803. The restricted stock issued during the years ended December 31, 1996, 1995 and 1994 were valued at the mean between the closing bid and ask prices for the stock as reported by NASDAQ on the business day immediately preceding the date on which the stock was to be issued, less a discount of 35% attributable to the transferability restrictions of the stock.

PREFERRED STOCK - The Company is authorized to issue 10,000,000 shares of no par value preferred stock with such rights and preferences and in such series as determined by the Board of Directors at the time of issuance. No shares are issued or outstanding as of December 31, 1996.

STOCK OPTIONS - During the periods presented in the accompanying financial statements the Company has granted options under the 1993 Stock Options Plan (the Plan) and executive and other employment agreements. The Corporation has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans or other agreements. Had compensation cost for the Company's stock option plan and agreements been determined based on the fair value at the grant date for awards in 1995 and 1996 consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:
                                                     1996        1995
                                                   _____________________
     Net Income                       As reported  $446,967   $1,092,740
                                      Proforma     $443,278   $1,091,907
     Primary earnings per Share
                                      As reported  $    .04   $      .10
                                      Proforma     $    .04   $      .10
     Fully Diluted Earnings per Share
                                      As reported  $    N/A   $      .09
                                      Proforma     $    N/A   $      .09

The fair value of each option granted is estimated on the date granted using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the period ended December 31, 1996 and 1995 risk-free interest rates of 6.3% and 6.2% expected dividend yields of zero, expected life of 8.1 and 8.3 years, and expected volatility 48% and 50%.

1993 STOCK OPTION PLAN - During 1993 and later amended in 1995 and 1996, the Board of Directors adopted a Stock Option Plan (the Plan). Under the terms and conditions of the Plan, the board is empowered to grant stock options to employees, officers, directors and consultants of the Company. Additionally, the Board will determine at the time of granting the vesting provisions and whether the options will qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code (Section 422 provides certain tax advantages to the employee recipients). The Plan was approved by the shareholders of the Company at its 1993 annual shareholder meeting. The total number of shares of common stock available under the Plan may not exceed 3,250,000. At December 31, 1996, total options granted under the Plan amounted to 2,041,495.

        ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - STOCKHOLDERS' EQUITY [Continued]

A summary of the status of the options granted under the Company's stock option plan and other agreements at December 31, 1996, 1995 and 1994, and changes during the years then ended is presented below:

                  December 31, 1996   December 31, 1995 December 31, 1994
                 ________________________________________________________
                            Weighted            Weighted         Weighted
                            Average             Average          Average
                            Exercise            Exercise         Exercise
                   Shares    Price    Shares     Price   Shares   Price
                 ________________________________________________________
 Outstanding at
  beginning of
  period         2,026,495   $1.22   1,479,995   $1.10   749,995   $1.25
 Granted           400,000   $1.88     625,000   $1.50   780,000   $ .93
 Exercised         (50,000)  $ .93     (48,500)  $ .93         -       -
 Forfeited        (315,000)  $1.30           -       -         -       -
 Expired           (20,000)  $ .93     (30,000)  $ .93   (50,000)  $ .75
                 _______________________________________________________
 Outstanding at
  end of Period  2,041,495   $1.35   2,026,495   $1.23 1,479,995   $1.10
                 _______________________________________________________
 Weighted aver-
  age fair value
  of options
  granted during
  the year         400,000   $ .05     625,000   $ .04       N/A     N/A
                 _______________________________________________________

A summary of the status of the options outstanding under the Company's stock option plans and employment agreements at December 31, 1996 is presented below:
                       Options Outstanding            Options Exercisable
                __________________________________  _______________________
                             Weighted-
                              Average     Weighted-                 Weighted-
 Range of                    Remaining     Average                   Average
 Exercise         Number    Contractual    Exercise      Number     Exercise
 Prices         Outstanding     Life        Price     Exercisable    Price
 ________        _________________________________  ________________________
  $0.75       (a)200,000       1 year       $ .75       200,000       $ .75
  $0.93       (b)631,500       8 years      $ .93       531,500       $ .93
  $1.50       (c)499,995       1 year       $1.50       499,995       $1.50
  $1.50       (d)200,000       7 years      $1.50        55,556       $1.50
  $2.00       (e) 50,000       9 years      $2.00        23,610       $2.00
  $1.87       (f)110,000       4 years      $1.87        30,000       $1.87
  $1.74       (g)150,000       9 years      $1.74         5,000       $1.74
  $2.03       (h)100,000       9 years      $2.03        20,000       $2.03
  $2.10       (I)100,000       9 years      $2.10             -           -
  _____          _________________________________  _______________________
               2,041,495                              1,365,661

        ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - STOCKHOLDERS' EQUITY [Continued]

(a)Non-qualified stock options granted to non-employee Directors of the Company, which are exercisable at $.75 per share, have a vesting provision which requires both the participation of the recipient directors and a certain level of earnings.

(b)In December 1994, the Board of Directors granted stock options exercisable at $.92 per share to management, employees and directors amounting to 840,000 shares, consisting of 300,000 shares granted as non-statutory options and 540,000 shares granted as incentive stock options. The options contain vesting requirements relating to time and net profits.

(c)Non-qualified stock options granted to non-employee Directors of the Company, which are exercisable at $1.50 per share expiring on March 11, 1998.

(d)Non-qualified options granted in July 1995, to two directors of the Company. Each director received options to purchase up to 100,000 shares of Common Stock at $1.50 per share, which vest as to one-third of the total number of shares at the end of each year following the date of grant and expire on July 27, 2000

(e)Non-qualified options granted in July 1995, to two directors of the Company. Each director received options to purchase up to 25,000 shares at $2.00 per share which vest as to 1/36th of the total number of shares each month commencing August 1, 1995 and expire on July 27, 2005.

(f)Incentive stock options granted in March 1996, to the president of the Company in connection with an employment agreement, 30,000 of which vest upon execution of the agreement and 40,000 which vest on each year ending December 31, 1996, 1997 and 1998 in the event the Company attains certain levels of profitability for the respective years. These options expire March 14, 2001. During 1996, the predetermined level of profitability was not achieved and the 40,000 options were forfeited.

(g)Incentive stock options to purchase 150,000 shares of common stock at $1.735 per share granted in September 1996, to the Chief Operating Officer. The options vest as to 5,000 and 20,000 on December 31, 1996 and 1997 and 1/30th of the remaining 125,000 each month commencing January 1, 1997 through June 30, 1999, with all options expiring on September 11, 2006.

(h)Incentive stock options to purchase 100,000 shares of common stock at $2.03 per share granted in December 1995, to the Director of Sales and Marketing Company in connection with an employment agreement. The options vest as to one-fifth of the total number of shares as of each December 31, 1996 through 2000, and expire on December 8, 2005.

(i)During May 1996, the Board on Directors granted incentive stock options to the Assistant Vice President of Productions to purchase 100,000 shares of the common stock at $2.10 per share. Subsequent to the year ended December 31, 1996, the Assistant Vice President of Productions was no longer employed, therefor the options were forfeited.

        ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - STOCKHOLDERS' EQUITY [Continued]

Non-qualified stock options to purchase 275,000 shares of common stock at $1.22 per share granted in March 1995, to a consultant in connection with the Company's new Italian quick service restaurant concept. During 1996 the options were forfeited as the consultant resigned.

NOTE 12 - SIGNIFICANT CUSTOMERS

The Company sells its products through a network of independent food brokers who are paid commissions ranging from 3% to 5% of sales depending on products sold and selling price. A significant percentage of the Company's total sales is sold through 2 or fewer brokers. The following table lists, the total sales from continuing operations through brokers that accounted for 10% or more of total sales:
                                                December 31,
                                   ______________________________________
                                       1996         1995          1994
                                   ______________________________________
   Broker A                        $ 5,191,525   $5,731,106   $ 4,508,816
   Broker B                          1,851,824    1,852,410     1,558,529

NOTE 13 - ACQUISITION OF SUBSIDIARY

On May 20, 1996, the Company acquired all of the outstanding common stock of Alborough, Inc., (dba Emilia Romagna), in a business combination accounted for as a purchase. Alborough, Inc. is primarily engaged in the manufacturing of gourmet Italian foods. The results of operations of Alborough, Inc. is included in the accompanying financial statements since the date of acquisition. The total cost of the acquisition was $738,779, which exceeded the fair market value of the net assets of Alborough, Inc. by $609,938. The excess is recorded as goodwill and is being amortized over 15 years. The purchase price could increase significantly depending upon Alborough, Inc. meeting certain earnings performance criteria over the next 3 years. As of December 31, 1996 the purchase price had not increased as the earnings performance criteria had not been attained. The agreement between the parties provides that additional payments may be earned by Alborough, Inc.'s previous shareholders based on a percentage of gross margin attributable to sales made to specified customers. The sales must be made during a specified period of time and subject to certain minimum sales levels being achieved. No additional payments were made to Alborough, Inc. former shareholders as minimum sales to the specified customers had not been achieved during the year ended December 31, 1996.

NOTE 14 - DISCONTINUED OPERATIONS

During the first quarter of 1997 the Company adopted a plan to discontinue the quick service Italian restaurant locations and operations of AFDI, Inc. The Company anticipates that the business will be disposed of during the second quarter of 1997. AFDI, Inc. is reported as a discontinued operation for the year ended December 31, 1996. Net sales related to AFDI, Inc. for 1996 and 1995 were $125,429 and $0 respectively. These amounts have been reclassified to estimated loss from operations of AFDI, Inc. in the accompanying statement of operations.

        ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - DISCONTINUED OPERATIONS [Continued]

The following is a condensed proforma statement of operations that reflects what the presentation would have been for the years ended December 31, 1996 and 1995 without the reclassifications required by "discontinued operations" accounting principles:
                                            1996            1995
                                         ___________________________
     Net Sales                           $15,430,458     $13,504,429
     Cost of goods sold                  (10,691,428)     (8,866,667)
     Other operating expenses             (3,623,401)     (3,043,680)
     Other income (expense)                  251,967         119,644
     Provision for taxes                    (575,817)       (621,584)
                                         ___________________________
     Net income                          $   791,779     $ 1,092,142
                                         ___________________________
     Earnings per share                  $       .07     $       .10
                                         ___________________________

Net Assets/(liabilities) of AFDI, Inc. consisted of the following and have been reclassified in the accompanying financial statements at December 31:
                                           1996            1995
                                         ________________________
     Cash                                $ 17,303        $ 12,265
     Inventories                           19,404               -
     Property and equipment               431,469           6,071
     Other assets                          54,034         151,332
     Current liabilities                  (21,418)              -
     Loss on disposal of
     discontinued segment                (492,060)              -
     Loss from operations of
     discontinued operations              (83,877)              -
                                         ________________________
     Net asset/(liability) of
     discontinued operations             $(75,145)       $169,668
                                         ________________________

                            SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ARMANINO FOODS OF DISTINCTION, INC.

Dated: April 9, 1997                By/s/ William J. Armanino
                                      William J. Armanino, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

     Signature                         Capacity               Date

/s/ William J. Armanino         President, Treasurer,        April 9, 1997
William J. Armanino             Chief Executive Officer,
                                Chief Financial Officer,
                                Chairman of the Board

/s/ Deborah Armanino-LeBlanc    Vice President, Secretary    April 9, 1997
Deborah Armanino-LeBlanc        and Director

/s/ John J. Micek, III          Vice President and Director  April 9, 1997
John J. Micek, III

/s/ David Scatena               Director                     April 9, 1997
David Scatena

/s/ Robert M. Geller            Director                     April 9, 1997
Robert M. Geller

/s/ Tino Barzie                 Director                     April 9, 1997
Tino Barzie

/s/ Henry W. Poett, III         Director                     April 9, 1997
Henry W. Poett, III

/s/ Soren Svenningsen           Director                     April 9, 1997
Soren Svenningsen