Form 10QSB
period 1997-03-31
ARMANINO FOODS OF DISTINCTION INC /CO/
filed 1997-05-08
CIK 814339

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the Quarter Period Ended March 31, 1997

                           Commission File No. 0-18200

                        ARMANINO FOODS OF DISTINCTION, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Colorado                                     84-1041418
------------------------------             ----------------------------------
(State or other jurisdiction of           (IRS Employer Identification Number)
Incorporation or Organization)

              30588 San Antonio Street, Hayward, California 94544
          -----------------------------------------------------------
          (Address of Principal Executive Offices including zip code)

                                (510) 441-9300
                        ------------------------------
                          (Registrant's telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes [ X ]   No [   ]

There were 11,594,099 shares of the Registrant's Common Stock outstanding as of March 31, 1997.

                  PART I - FINANCIAL INFORMATION

               ARMANINO FOODS OF DISTINCTION, INC.
              Condensed Consolidated Balance Sheets
                           (Unaudited)

                              ASSETS
                                                 March 31,  December 31,
                                                    1997        1996
                                                ----------- -----------
Current Assets:
  Cash and cash equivalents                      $  526,129  $  742,856
  Treasury bills, held to maturity                3,940,001   3,990,912
  Accounts receivable                               836,715   1,698,339
  Inventory                                       1,056,145   1,066,904
  Prepaid expenses                                  142,864     108,106
  Current deferred tax asset                        648,377     656,000
                                                ----------- -----------
    Total Current Assets                          7,150,231   8,263,117

Property and Equipment, Net                       2,515,093   2,599,936

Other Assets:
  Deposits                                        1,615,520     477,610
  Goodwill, net                                     574,938     585,438
                                                ----------- -----------
    Total Other Assets                            2,190,458   1,063,048
                                                ----------- -----------
    Total Assets                                $11,855,782 $11,926,101
                                                ----------- -----------
               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued expenses         $   688,538 $   999,476
  Notes payable                                      16,236      32,073
  Current portion of long-term debt                  26,369      25,749
  Line of credit payable                            300,000           -
  Net liabilities of discontinued operations              -      75,145
                                                ----------- -----------
    Total Current Liabilities                     1,031,143   1,132,443

Deferred tax liability                              126,000     126,000

Long-term debt                                       39,103      45,850
                                                ----------- -----------
    Total Liabilities                             1,196,246   1,304,293

Stockholders' Equity:
  Common stock                                   11,538,989  11,529,739
  Additional paid in capital                         22,311      22,311
  Accumulated deficit                              (901,764) (  930,242)
                                                ----------- -----------
    Total Stockholders' Equity                   10,659,536  10,621,808

    Total Liabilities and Stockholders' Equity  $11,855,782 $11,926,101

The accompanying notes are an integral part of these condensed financial statements. The balances for December 31, 1996 were taken from the audited financial statements at that date and condensed.

                  PART I - FINANCIAL INFORMATION

               ARMANINO FOODS OF DISTINCTION, INC.
         Condensed Consolidated Statements of Operations
          For the Quarter Ended March 31, 1997 and 1996
                           (Unaudited)
                                                 March 31    March 31
                                                   1997        1996
                                                ----------  ----------
Net Sales                                       $3,339,613  $3,385,199

Cost of Goods Sold                               2,349,861   2,194,002

    Gross Profit                                   989,752   1,191,197

Operating Expenses:
  General and administrative                       362,741     254,204
  Salaries and wages                               335,511     298,773
  Commissions                                      109,344     104,844
  Advertising, demonstrations, promotions,
     and slotting allowances                       188,248     181,136

    Total Operating Expenses                       995,844     838,957

Income (Loss) From Operations                       (6,092)    352,240

Other Income                                        55,193      48,282

Income From Continuing Operations Before
     Income Taxes                                   49,101     400,522

Current Tax Expense                                 13,000           -

Deferred Tax Expense                                 7,623     160,209
                                               ----------- -----------
Net Income                                     $    28,478 $   240,313
                                               ----------- -----------
Primary Earnings Per Share                     $       .00 $       .02
                                               ----------- -----------
Weighted Average Common Shares                  11,826,072  11,147,689
 Outstanding                                   ----------- -----------

The accompanying notes are an integral part of these condensed financial statements.

                  PART I - FINANCIAL INFORMATION

               ARMANINO FOODS OF DISTINCTION, INC.
         Condensed Consolidated Statements of Cash Flows
          For the Quarter Ended March 31, 1997 and 1996
                           (Unaudited)

                                                March 31     March 31
                                                  1997         1996
                                               ----------- -----------
Cash Flows From Operating Activities:
  Net income                                   $    28,478 $   240,313
  Adjustment to reconcile net income to net
    cash (used for) provided by operations:
   Depreciation and amortization                   104,146      74,049
   Changes in assets and liabilities:
     Decrease in accounts receivable               861,624     306,288
     Decrease in inventories                        10,759      86,423
     (Increase) Decrease in prepaid expenses      ( 34,758)     25,254
     (Increase) in other assests                         -       3,914
     Decrease in deferred tax assets                 7,623     160,209
     (Decrease) in accounts payable and
       accrued expenses                           (310,938)   (336,050)
     Increase (decrease) in net liabilities
       of discontinued operations                 ( 75,145)          -
                                               ----------- -----------
     Total Adjustments                             563,311     320,087

Net Cash Provided By Operating Activities          591,789     560,400

Cash Flows To Investing Activities:
  Increase in deposits on future equipment
     purchase                                   (1,137,910)          -
  Capital expenditures                          (    8,803)   (254,827)
  Reduction (increase) in U.S. treasury
     bills, net                                     50,911    (607,462)
       Net Cash (Used For)
        Investing Activities                    (1,095,802) (  862,289)
                                               ----------- -----------
Cash Flows From Financing Activities:
  Issuance of common stock                           9,250   2,648,825
  Payments on capital lease obligations            ( 6,127) (    5,682)
  Increase in borrowings                           300,000           -
  Payments on notes payable                        (15,837)          -
                                               ----------- -----------
Net Cash Provided By Financing Activities:         287,286   2,643,143

Net Increase (Decrease) In Cash and
  Cash Equivalents                               ( 216,727)  2,341,254
                                               ----------- -----------
Cash and Cash Equivalents Beginning of Period      742,856     746,250
                                               ----------- -----------
Cash and Cash Equivalents End of Period        $   526,129 $ 3,087,504
                                               ----------- -----------

The accompanying notes are an integral part of these condensed financial statements.

                   PART I - FINANCIAL INFORMATION

                 ARMANINO FOODS OF DISTINCTION, INC.
       Notes to Condensed Consolidated Financial Statements
                          March 31, 1997
                           (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the December 31, 1996 audited financial statements for Armanino Foods of Distinction, Inc. The results of operations for the periods ended March 31, 1997 and 1996 are not necessarily indicative of the operating results for the full year.

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

     The calculation of primary earnings per share is based on the weighted average number of outstanding common shares during the period plus, when their effect is dilutive, additional shares assuming the exercise of certain vested and non-vested stock options and warrants reduced by the number of shares which could be repurchased with proceeds. Fully dilutive earnings per share are not presented as their effect for the quarter ended March 31, 1997 and March 31, 1996 was anti-dilutive.

     The Company acquired a subsidiary (Alborough, Inc.) during May, 1996.
The Company recorded goodwill in the amount of $609,938 as part of the purchase. The Company is amortizing the goodwill over 15 years, on a straight line basis.

NOTE 2 - INVENTORY

     Inventory is carried at the lower of cost or market with cost being determined on the first-in, first-out method and consisted of the following at March 31, 1997 and December 31, 1996:
                                                March 31,    December 31,
                                                  1997           1996
                                               ----------    -----------
     Raw materials & supplies                 $  385,433    $   275,472

     Finished goods                              670,712        791,432
                                               ----------    -----------
                                               $1,056,145    $ 1,066,904

                               -5-
                  PART I - FINANCIAL INFORMATION

               ARMANINO FOODS OF DISTINCTION, INC.
       Notes to Condensed Consolidated Financial Statements
                          March 31, 1997
                           (Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

     The Company incurred $10,256 and $10,500 respectively, for the three months ended March 31, 1997 and 1996, in accounting and consulting fees to Polly, Scatena, Gekakis & Co., an accounting firm, the managing partner of which is also a stockholder and director of the Company. Services provided by the accounting firm are an extension of the internal accounting functions of the Company, as well as management, business and systems consulting.

NOTE 4 - INCENTIVE COMPENSATION

     The Company has accrued $24,272 and $76,725 for the three months ended March 31, 1997 and March 31, 1996 respectively, for its management and employee incentive compensation plans. These amounts are based on achieving a predetermined level of sales, net income and personal goals and objectives. For the current year this amount is eligible for distribution only when the
(1) predetermined level of sales and net income and/or (2) personal goals and objectives are achieved.

NOTE 5 - PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                               March 31,    December 31,
                                                  1997         1996
                                               ----------   ----------
     Furniture & Office Equipment             $  227,362    $  224,968
     Plant Machinery & Equipment               2,101,257     2,096,048
     Leasehold Improvements                     1,390,424    1,389,223
                                                  3,719,043  3,710,239
                                               ----------   ----------
     Accumulated Depreciation                  1,203,950    1,110,303
                                               ----------   ----------
                                               $2,515,093   $2,599,936
                                               ----------   ----------

     As of March 31, 1997 the Company had made deposits in the amount of $1,600,000 for equipment and leasehold improvements to be placed in service during the second quarter of 1997 at its Hayward, California facility.

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

                  PART I - FINANCIAL INFORMATION

               ARMANINO FOODS OF DISTINCTION, INC.
       Notes to Condensed Consolidated Financial Statements
                          March 31, 1997
                           (Unaudited)

     The $500,000 business loan provides for interest at prime plus .75% with a maturity date of September 10, 1997. At March 31, 1997, there was a balance of $300,000 due on this line. This line of credit is secured by the Company's inventory, accounts receivable and equipment.

     The $750,000 equipment loan line of credit provided for interest at prime plus .75% with a conversion date of September 15, 1997 to an installment equipment loan. At March 31, 1997, there were no amounts borrowed against this line. This line of credit is secured by the Company's inventory, accounts receivable and equipment.

NOTE 7 - NOTES PAYABLE

     At March 31, 1997, the Company's subsidiary, Alborough, Inc., was obligated to pay a note in the amount of $16,236. The note provides for monthly payments of principal and interest at an annual rate of 10%. The final payment is due June 30, 1997.

NOTE 8 - INCOME TAXES

     Effective January 1, 1993 the Company adopted FASB Statement 109, "Accounting for Income Taxes."

     As of March 31, 1997 and December 31, 1996 the net deferred tax assets and liabilities consisted of the following:

                                          March 31     December 31
                                            1997          1996
                                         ----------   -----------
     Current deferred tax asset         $  648,377     $  656,000
     Deferred Tax Liability               (126,000)      (126,000)

     Management estimates that the Company will generate adequate net profits to offset net operating loss carryforwards prior to the expiration of the net operating loss carryforwards. Consequently, a deferred tax asset valuation allowance has not been accrued.

NOTE 9 - COMMON STOCK ISSUANCES

     The Company received $9,250 from the issuance of 10,000 shares at $.925 in connection with options exercised, under the 1993 Stock Option Plan.

NOTE 10 - ACQUISITION OF SUBSIDIARY

     On May 20, 1996, the Company acquired all of the outstanding common stock of Alborough, Inc., (dba Emilia Romagna), in a business combination accounted for as a purchase. Alborough, Inc. is primarily engaged in the manufacturing of gourmet Italian foods. The results of operations of Alborough, Inc. is included in the accompanying financial statements since the date of acquisition. The total cost of the acquisition was $738,779, which exceeded the fair market value of the net assets of Alborough, Inc. by $609,938. The excess is recorded as goodwill and is being amortized over 15 years. The purchase price could increase

                  PART I - FINANCIAL INFORMATION

               ARMANINO FOODS OF DISTINCTION, INC.
       Notes to Condensed Consolidated Financial Statements
                          March 31, 1997
                           (Unaudited)

NOTE 10 - ACQUISITION OF SUBSIDIARY (Continued)

significantly depending upon Alborough, Inc. meeting certain earnings performance criteria over the next 3 years. The agreement between the parties provides that additional payments may be earned by Alborough, Inc's previous shareholders based on a percentage of gross margin attributable to sales made to specified customers. The sales must be made during a specified period of time and subject to certain minimum sales levels being achieved. As of March 31, 1997, no additional payments have been made to Alborough Inc.'s former shareholders as minimum sales to the specified customers had not been achieved.

NOTE 11 - DISCONTINUED OPERATIONS

     During the first quarter of 1997 the Company closed its quick service Italian restaurant locations and discontinued the operations of AFDI, Inc.
The Company completed the disposition of the business during the second quarter of 1997. AFDI, Inc. is reported as a discontinued operation for the year ended December 31, 1996. During the three months March 31, 1997, the net liability from discontinued operations has been reduced to $0.

                  PART I - FINANCIAL INFORMATION
   ITEM II:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 1997 V. QUARTER ENDED MARCH 31, 1996

     Net sales for the quarter ended March 31, 1997 were $3,339,613 as compared to $3,385,199 for the quarter ended March 31, 1996. The decrease in sales is primarily attributable to lower pasta sales. This decrease is due to the decision of a club store customer in August 1996 to buy its pasta products from a different manufacturer. The Company's pesto product line showed a 10% increase during the quarter ended March 31, 1997 compared to the quarter ended March 31, 1996. Sales of the pesto product line continue to be strong in the foodservice area. Meatball sales for the first quarter were weaker, primarily due to strong sales in December of 1996 which increased inventories with our customers and decreased sales during the first quarter of 1997.

     Cost of goods sold as a percentage of net sales increased from 64.8% for the quarter ended March 31, 1996 to 70.4% for the quarter ended March 31, 1997. This increase was primarily due to a change in the product mix. The change in the product mix was the result of purchasing a new subsidiary (Alborough, Inc.). The new products of the subsidiary currently have lower margins than some of the Company's other products. Additionally, lower pasta sales contributed to a higher percentage for cost of goods sold, due to fixed costs being incurred but not absorbed by sales.

     Operating expenses as a percentage of net sales were approximately 29.8% for the quarter ended March 31, 1997 as compared to 24.8% for the quarter ended March 31, 1996. The increase for the quarter is primarily due to increases in general and administrative expenses and salaries expense.
General and administrative expenses increased due to the inclusion of Alborough, Inc. in the consolidated financial statements and the hiring of a public relations firm. Additionally, the revision of the packaging design and merchandising materials for the Company's product lines added to this expense. Salaries increased due to additional personnel at the Company.

     Net income was $28,478 for the quarter ended March 31, 1997, as compared to $240,313 for the quarter ended March 31, 1996. The decrease in the net income for the first quarter of 1997 compared to the first quarter of 1996 is attributed to lower sales, lower gross margins due to the change in the product mix and an increase in operating expenses.

QUARTER ENDED MARCH 31, 1997 V. QUARTER ENDED MARCH 31, 1996

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1997, the Company had working capital of $6,119,088, a decrease of $1,011,586 from December 31, 1996. The decrease was primarily due to deposits being made on pasta equipment purchases. Current assets included $5,302,845 in cash and cash equivalents, U.S. treasury bills, and accounts receivable. Management believes that this level of working capital is adequate to meet anticipated needs for liquidity.

     During the three months ended March 31, 1997, cash provided by operating activities of the Company amounted to $591,789. This was primarily a result of the decrease in accounts receivable.

                  PART I - FINANCIAL INFORMATION

   ITEM II:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

     In September 1994, the Company obtained two lines of credit totaling $1,250,000 with Wells Fargo Bank in San Francisco, California. These two lines consisted of a $500,000 business loan line of credit and a $750,000 equipment loan line of credit. The $500,000 business loan provides for interest at prime plus .75% with a maturity date of September 10, 1997. The $750,000 equipment loan line of credit provides for interest at prime plus
 .75% with a conversion date of September 15, 1997, to an installment equipment loan. At March 31, 1997, there was a $300,000 balance due on the business loan line. The purpose for obtaining both lines of credit was to afford the Company greater cash liquidity.

     The Company has made deposits on manufacturing equipment and leasehold improvements in the amount of $1,600,000 as of March 31, 1997. The Company anticipates incurring an additional $500,000 during the second quarter for equipment and leasehold improvements. The equipment and leasehold improvements are expected to be placed in service during the second quarter of 1997 at the Hayward, California facility.

     On May 20, 1996, the Company purchased all of the outstanding stock of Alborough, Inc. (dba Emilia Romagna). The total cost of the acquisition was $738,779 including professional fees paid in relation to the acquisition. Additionally, the terms of the agreement include an "earn-out" formula which provides for payments to Alborough shareholders over a three year period based on certain performance criteria established. The purchase price could increase significantly depending upon Alborough, Inc. meeting certain earnings performance criteria over the next 3 years. The agreement between the parties provides that additional payments may be earned by Alborough, Inc. shareholders based on a percentage of gross margin attributable to sales made to specified customers. The sales must be made during a specified period of time and subject to certain minimum sales levels being achieved. As of March 31, 1997, the Company has not incurred any additional cost due to this provision.

                             PART II
                        OTHER INFORMATION

II.  OTHER INFORMATION

     Item 1.   Legal Proceedings
               None

     Item 2.   Changes In Securities
               None

     Item 3.   Defaults Upon Senior Securities
               None

     Item 4.   Submission Of Matters To A Vote Of Security Holders
               None

     Item 5.   Other Information
               None

     Item 6.   Exhibits And Reports On Form 8-K
               A.  Exhibits
                    27 - Financial Data Schedule       Filed herewith
                                                       electronically
               B.  Reports on Form 8-K - None

                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized.

                              ARMANINO FOODS OF DISTINCTION, INC.

Dated May 6, 1997                  By /s/ William J. Armanino
                                       ---------------------------------------
                                         William J. Armanino
                                         President
                                         Chief Executive Officer
                                         Chief Financial Officer
                                         Treasurer