Form 10-Q
period 1997-06-30
ARMANINO FOODS OF DISTINCTION INC /CO/
filed 1997-08-13
CIK 814339

                             FORM 10Q

             U.S. SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

                 For Quarter Ended June 30, 1997

                   Commission File No. 0-18200

               ARMANINO FOODS OF DISTINCTION, INC.
      -----------------------------------------------------
      (Exact name of registrant as specified in its charter)

          COLORADO                                84-1041418
---------------------------------          -------------------------------
(State or other jurisdiction              (I.R.S. Employer Identification
of incorporation or organization)                    Number)

           30588 San Antonio Street, Hayward, CA  94544
        --------------------------------------------------
        (Address of principal executive office) (Zip Code)

Registrant's telephone number, including area code: (510) 441-9300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.       Yes -X-.       No ---.

Number of registrant's common shares outstanding at June 30, 1997:  11,275,199.

                  PART I - FINANCIAL INFORMATION

               ARMANINO FOODS OF DISTINCTION, INC.
              Condensed Consolidated Balance Sheets
                           (Unaudited)

                              ASSETS
                                                 June 30,       December 31,
                                                   1997             1996
Current Assets:                                 ----------      -----------
  Cash and cash equivalents                     $  362,791      $   742,856
  Treasury bills, held to maturity               3,673,591        3,990,912
  Accounts receivable                              969,110        1,698,339
  Inventory                                        957,370        1,066,904
  Prepaid expenses                                 176,931          108,106
  Current deferred tax asset                       512,949          656,000

    Total Current Assets                         6,652,742        8,263,117

Property and Equipment, Net                      2,462,702        2,599,936

Other Assets:
  Deposits                                       1,970,811          477,610
  Goodwill, net                                    564,438          585,438

    Total Other Assets                           2,535,249        1,063,048

    Total Assets                               $11,650,693      $11,926,101

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued expenses        $   594,710      $   999,476
  Notes payable                                          -           32,073
  Current portion of long-term debt                 24,610           25,749
  Line of credit payable                           392,970                -
  Net liabilities of discontinued operations             -           75,145

    Total Current Liabilities                    1,012,290        1,132,443

Deferred tax liability                             126,000          126,000

Long-term debt                                      34,735           45,850

    Total Liabilities                            1,173,025        1,304,293

Stockholders' Equity:
  Common stock                                  11,171,031       11,529,739
  Additional paid in capital                        22,311           22,311
  Accumulated deficit                             (715,674)        (930,242)

    Total Stockholders' Equity                  10,477,668       10,621,808

    Total Liabilities and Stockholders' Equity $11,650,693      $11,926,101

The accompanying notes are an integral part of these condensed financial statements. The balances for December 31, 1996 were taken from the audited financial statements at that date and condensed.

                  PART I - FINANCIAL INFORMATION

               ARMANINO FOODS OF DISTINCTION, INC.
         Condensed Consolidated Statements of Operations
           For the Quarter Ended June 30, 1997 and 1996
                           (Unaudited)

                                               June 30,        June 30,
                                                 1997            1996

Net Sales                                     $3,747,112      $3,512,706

Cost of Goods Sold                             2,527,114       2,344,919

    Gross Profit                               1,219,998       1,167,787

Operating Expenses:
  General and administrative                     382,893         265,178
  Salaries and wages                             311,173         300,067
  Commissions                                     70,128          94,507
  Advertising, demonstrations, promotions,
     and slotting allowances                     201,952         155,473

    Total Operating Expenses                     966,146         815,225

Income (Loss) From Operations                    253,852         352,562

Other Income                                      54,674          72,069

Income From Continuing Operations Before
     Income Taxes                                308,526         424,631

Current Tax Expense                               84,000          30,000

Deferred Tax Expense                              38,428         139,852

Income From Continuing Operations Before
     Discontinued Operations                     186,098         254,779

Net (Loss) From Discontinued Operations
     Of AFDI, Inc.                                     -         (59,369)

Net Income                                    $  186,098      $  195,410

Primary Earnings Per Share                    $      .02      $      .02

Weighted Average Common Shares
  Outstanding                                 11,487,018      12,623,090

The accompanying notes are an integral part of these condensed financial statements.

                  PART I - FINANCIAL INFORMATION

               ARMANINO FOODS OF DISTINCTION, INC.
         Condensed Consolidated Statements of Operations
         For the Six Months Ended June 30, 1997 and 1996
                           (Unaudited)

                                                June 30,          June 30,
                                                  1997              1996
                                               ----------        ----------
Net Sales                                      $7,086,725        $6,897,905

Cost of Goods Sold                              4,876,975         4,538,921

    Gross Profit                                2,209,750         2,358,984

Operating Expenses:
  General and administrative                      745,642           519,382
  Salaries and wages                              646,684           598,840
  Commissions                                     179,472           199,351
  Advertising, demonstrations, promotions,
     and slotting allowances                      390,200           336,609

    Total Operating Expenses                    1,961,998         1,654,182

Income (Loss) From Operations                     247,752           704,802

Other Income                                      109,867           120,351

Income From Continuing Operations Before
     Income Taxes                                 357,619           825,153

Current Tax Expense                                97,000            58,000

Deferred Tax Expense                               46,051           272,061

Income From Continuing Operations Before
     Discontinued Operations                      214,568           495,092

Net (Loss) From Discontinued Operations
     Of AFDI, Inc.                                      -           (59,369)

Net Income                                     $  214,568        $  435,723

Primary Earnings Per Share                     $      .02        $      .04

Weighted Average Common Shares
 Outstanding                                   11,808,354        11,890,097

The accompanying notes are an integral part of these condensed financial statements.

                  PART I - FINANCIAL INFORMATION

               ARMANINO FOODS OF DISTINCTION, INC.
         Condensed Consolidated Statements of Cash Flows
         For the Six Months Ended June 30, 1997 and 1996
                           (Unaudited)
                                                June 30,       June 30,
                                                  1997            1996
                                               -----------    -----------
Cash Flows From Operating Activities:
  Net income                                   $   214,568    $   435,723
  Adjustment to reconcile net income
    to net cash (used for) provided
    by operations:
      Depreciation and amortization                209,509        164,030
      Changes in assets and liabilities:
      Decrease in accounts receivable              729,229        261,673
      (Increase)Decrease in inventories            109,534        (44,762)
      (Increase)Decrease in prepaid expenses       (68,825)      (103,710)
      (Increase)in other assets                         -        (150,715)
      Decrease in deferred tax assets              143,051        290,482
      (Decrease)in accounts payable
       and accrued expenses                       (404,766)       (72,014)
      Increase (Decrease) in net liabilities
        of discontinued operations                 (75,145)             -

       Total Adjustments                           642,587        489,012

Net Cash Provided By
  Operating Activities                             857,155        924,735

Cash Flows To Investing Activities:
  Organizational costs paid                              -        (42,776)
  Purchase of Goodwill                                   -       (626,267)
  Increase in deposits on future equipment
     purchases                                  (1,493,201)             -
  Capital expenditures                             (51,275)      (615,958)
  Reduction (Increase) in U.S. treasury
     bills, net                                    317,321     (2,229,776)
Net Cash (Used For) Investing Activities        (1,227,155)    (3,514,777)

Cash Flows From Financing Activities:
  Issuance of common stock                           9,250      2,695,075
  Purchase of treasury stock                      (367,958)             -
  Payments on capital lease obligations            (12,254)       (11,504)
  Increase in borrowings                           392,970        152,348
  Payments on notes payable                        (32,073)             -

Net Cash (Used For) Provided By
  Financing Activities                             (10,065)     2,835,919

Net Increase (Decrease) In Cash and
  Cash Equivalents                                (380,065)       245,877

Cash and Cash Equivalents Beginning of Period      742,856        746,250

Cash and Cash Equivalents End of Period        $   362,791    $   992,127

The accompanying notes are an integral part of these condensed financial statement.

                  PART I - FINANCIAL INFORMATION
               ARMANINO FOODS OF DISTINCTION, INC.
       Notes to Condensed Consolidated Financial Statements
                          June 30, 1997
                           (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the December 31, 1996 audited financial statements for Armanino Foods of Distinction, Inc. The results of operations for the periods ended June 30, 1997 and 1996 are not necessarily indicative of the operating results for the full year.

     During the first quarter of 1997, the Company discontinued the operations of AFDI, Inc. The financial statements for the prior period have been restated to reflect the operating results of AFDI, Inc. as discontinued operations.

     The condensed consolidated financial statements include the accounts of Armanino Foods of Distinction, Inc. ("Parent") and it's wholly-owned subsidiary Alborough, Inc. (dba "Emilia Romagna").

     For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments (Treasury Bills) purchased with a maturity of three months or less to be cash equivalents.

     The calculation of primary earnings per share is based on the weighted average number of outstanding common shares during the period plus, when their effect is dilutive, additional shares assuming the exercise of certain vested and non-vested stock options and warrants reduced by the number of shares which could be repurchased with the proceeds. Fully dilutive earnings per share are not presented as their effect for the quarter and six months ended June 30, 1997 and June 30, 1996 was anti-dilutive.

     The Company acquired a subsidiary (Alborough, Inc.) during May, 1996. The Company recorded goodwill in the amount of $609,938 as part of the purchase. The Company is amortizing the goodwill over 15 years, on a straight line basis.

NOTE 2 - INVENTORY

     Inventory is carried at the lower of cost or market with cost being determined on the first-in, first-out method and consisted of the following at June 30, 1997 and December 31, 1996:

                                   June 30,     December 31,
                                     1997          1996
                                  ---------     -----------
     Raw materials & supplies    $ 637,846      $   275,472
     Finished goods                319,524          791,432
                                 ---------      -----------
                                 $ 957,370      $ 1,066,904

                  PART I - FINANCIAL INFORMATION
               ARMANINO FOODS OF DISTINCTION, INC.
       Notes to Condensed Consolidated Financial Statements
                          June 30, 1997
                           (Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

     The Company incurred $13,958 and $17,502 respectively, for the six months ended June 30, 1997 and 1996, in accounting and consulting fees to Polly, Scatena, Gekakis & Co., an accounting firm, the managing partner of which is also a stockholder and director of the Company. Services provided by the accounting firm are an extension of the internal accounting functions of the Company, as well as management, business and systems consulting.

NOTE 4 - INCENTIVE COMPENSATION

     The Company has accrued $82,128 and $153,450 for the six months ended June 30, 1997 and June 30, 1996 respectively, for its management and employee incentive compensation plans. These amounts are based on achieving a predetermined level of sales, net income and personal goals and objectives. For the current year this amount is eligible for distribution only when the (1) predetermined level of sales and net income and/or (2) personal goals and objectives are achieved.

NOTE 5 - PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                           June 30,   December 31,
                                             1997        1996
                                          ----------  -----------
          Furniture & Office Equipment    $  244,230  $  224,968
          Plant Machinery & Equipment      2,108,275   2,096,048
          Leasehold Improvements           1,407,299   1,389,223
                                          ----------  ----------
                                           3,759,804   3,710,239

          Accumulated Depreciation         1,297,102   1,110,303
                                          ----------  ----------
                                          $2,462,702  $2,599,936

     As of June 30, 1997 the Company included in other assets deposits in the amount of $1,950,000 for equipment and leasehold improvements to be placed in service during the third quarter of 1997 at its Hayward, California facility.

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

                  PART I - FINANCIAL INFORMATION
               ARMANINO FOODS OF DISTINCTION, INC.
       Notes to Condensed Consolidated Financial Statements
                          June 30, 1997
                           (Unaudited)

NOTE 6 - LINES OF CREDIT (Continued)

     The $500,000 business loan provides for interest at prime plus .75% with a maturity date of September 10, 1997. At June 30, 1997, there was a balance of $392,970 due on this line. This line of credit is secured by the Company's inventory, accounts receivable and equipment.

     The $750,000 equipment loan line of credit provided for interest at prime plus .75% with a conversion date of September 15, 1997 to an installment equipment loan. At June 30, 1997, there were no amounts borrowed against this line. This line of credit is secured by the Company's inventory, accounts receivable and equipment.

NOTE 7 - INCOME TAXES

     The Company accounts for income taxes in accordance with FASB Statement 109, "Accounting for Income Taxes."

     As of June 30, 1997 and December 31, 1996 the net deferred tax assets and liabilities consisted of the following:

                                     June 30,    December 31,
                                       1997         1996
                                    ----------   -----------
     Current deferred tax asset     $  512,949   $  656,000
     Deferred Tax Liability           (126,000)    (126,000)

     Management estimates that the Company will generate adequate net profits to offset net operating loss carryforwards prior to the expiration of the net operating loss carryforwards. Consequently, a deferred tax asset valuation allowance has not been accrued.

NOTE 8 - COMMON STOCK

     The Company received $9,250, for the six months ended June 30, 1997, from the issuance of 10,000 shares at $.925 in connection with options exercised, under the 1993 Stock Option Plan.

     During the second quarter of 1997, the Company purchased 318,900 shares of common stock for $367,958 on the open market to be retired by the Company.

NOTE 9 - ACQUISITION OF SUBSIDIARY

     On May 20, 1996, the Company acquired all of the outstanding common stock of Alborough, Inc., (dba Emilia Romagna), in a business combination accounted for as a purchase. Alborough, Inc. is primarily engaged in the manufacturing of gourmet Italian foods. The results of operations of Alborough, Inc. is included in the accompanying financial statements since the date of acquisition. The total cost of the acquisition was $738,779, which exceeded the fair market value of the net assets of Alborough, Inc. by $609,938. The excess is recorded as goodwill and is being amortized over 15 years. The purchase price could increase significantly depending upon Alborough, Inc. meeting certain earnings performance

                  PART I - FINANCIAL INFORMATION
               ARMANINO FOODS OF DISTINCTION, INC.
       Notes to Condensed Consolidated Financial Statements
                          June 30, 1997
                           (Unaudited)

NOTE 9 - ACQUISITION OF SUBSIDIARY (Continued)

criteria over the 3 year period subsequent to the consummation of the purchase agreement. The agreement between the parties provides that additional payments may be earned by Alborough, Inc's previous shareholders based on a percentage of gross margin attributable to sales made to specified customers. The sales must be made during a specified period of time and subject to certain minimum sales levels being achieved. As of June 30, 1997, no additional payments have been made to Alborough Inc.'s former shareholders as minimum sales to the specified customers had not been achieved.

NOTE 10 - DISCONTINUED OPERATIONS

     During the first quarter of 1997 the Company closed its quick service
Italian restaurant locations and discontinued the operations of AFDI, Inc.   The
Company completed the disposition of the business during the second quarter of 1997. AFDI, Inc. is reported as a discontinued operation for the year ended December 31, 1996. During the six months ended June 30, 1997, the net liability from discontinued operations has been reduced to $0.

                  PART I - FINANCIAL INFORMATION

   ITEM II:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

QUARTER AND SIX MONTHS ENDED JUNE 30, 1997 V. QUARTER AND SIX MONTHS ENDED JUNE 30, 1996

     Net sales for the quarter ended June 30, 1997 were $3,747,112 as compared to $3,512,706 for the quarter ended June 30, 1996. For the six months ended June 30, 1997, net sales were $7,086,725 as compared to $6,897,905 for the six months ended June 30, 1996. The small increase is primarily attributed to the inclusion of sales of Emilia Romagna, the Company's subsidiary, for a full six months in 1997 vs. one month in 1996. These additional sales were offset by lower pasta sales for the parent company. The lower sales, for the parent, were due to the decision of a club store customer in August 1996 to buy its pasta products from a different manufacturer. The Company's pesto product line showed a 3% increase during the six months ended June 30, 1997 compared to the six months ended June 30, 1996. Sales of the pesto product line were stronger in the foodservice area. Meatball sales for the first six months increased 20% from the same period last year.

     Cost of goods sold as a percentage of net sales increased from 66.8% for the quarter ended June 30, 1996 to 67.4% for the quarter ended June 30, 1997. Cost of goods sold as a percentage of net sales increased from 65.8% for the six months ended June 30, 1996 to 68.8% for the six months ended June 30, 1997. This increase was primarily due to a change in the product mix. The change in the product mix was the result of purchasing a new subsidiary (Alborough, Inc.).
The new products of the subsidiary currently have lower margins than some of the Company's other products. Additionally, higher freight charges to one of the customers of the subsidiary increased this percentage.

     Operating expenses as a percentage of net sales were approximately 25.8% for the quarter ended June 30, 1997 as compared to 23.2% for the quarter ended June 30, 1996. Operating expenses for the first six months of 1997 were approximately 27.7% as compared to 24.0% for first six months of 1996. The increase is primarily due to increases in general and administrative expenses and salaries expense. General and administrative expenses increased due to the inclusion of Alborough, Inc. in the consolidated financial statements and the hiring of a public relations firm.
Additionally, the revision of the packaging design and merchandising materials for the Company's product lines added to this expense. Salaries increased due to additional personnel at the Company.

     Net income from continuing operations was $186,098 for the quarter ended June 30, 1997 compared to $254,779 for the quarter ended June 30, 1996. Net income from continuing operations was $214,568 for the six months ended June 30, 1997, as compared to $495,092 for the six months ended June 30, 1996. The decrease in the net income is attributed to lower gross margins due to the change in the product mix and an increase in operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1997, the Company had working capital of $5,640,452, a decrease of $1,490,222 from December 31, 1996. The decrease was primarily due to deposits being made on pasta equipment purchases. Current assets included $5,005,492 in cash and cash equivalents, U.S. treasury bills, and accounts receivable.
Management believes that this level of working capital is adequate to meet anticipated needs for liquidity.

     During the six months ended June 30, 1997, cash provided by operating activities of the Company amounted to $857,155. This was primarily a result of the decrease in accounts receivable.

     In September 1994, the Company obtained two lines of credit totaling $1,250,000 with Wells Fargo Bank in San Francisco, California. These two lines consisted of a $500,000 business loan line of credit and a $750,000 equipment loan line of credit. The $500,000 business loan provides for interest at prime plus .75% with a maturity date of September 10, 1997. The $750,000 equipment loan line of credit provides for interest at prime plus .75% with a conversion date of September 15, 1997, to an installment equipment loan. At June 30, 1997, there was a $392,970 balance due on the business loan line. The purpose for obtaining both lines of credit was to afford the Company greater cash liquidity.

     During the second quarter of 1997, the Company purchased 318,900 shares of common stock for $367,958 on the open market to be retired by the Company. The Company intends to purchase additional stock for approximately $38,000 in the third quarter of 1997.

     The Company has made deposits on manufacturing equipment and leasehold improvements in the amount of $1,950,000 as of June 30, 1997. The Company anticipates incurring an additional $475,000 during the third quarter for equipment and leasehold improvements. The equipment and leasehold improvements are expected to be placed in service during the third quarter of 1997 at the Hayward, California facility.

     On May 20, 1996, the Company purchased all of the outstanding stock of Alborough, Inc. (dba Emilia Romagna). The total cost of the acquisition was $738,779 including professional fees paid in relation to the acquisition. Additionally, the terms of the agreement include an "earn-out" formula which provides for payments to Alborough shareholders over a three year period based on certain performance criteria established. The purchase price could increase significantly depending upon Alborough, Inc. meeting certain earnings performance criteria over the 3 year period subsequent to the consummation of the purchase agreement. The agreement between the parties provides that additional payments may be earned by Alborough, Inc. shareholders based on a percentage of gross margin attributable to sales made to specified customers. The sales must be made during a specified period of time and subject to certain minimum sales levels being achieved. As of June 30, 1997, the Company has not incurred any additional cost due to this provision.

                             PART II
                        OTHER INFORMATION

II.  OTHER INFORMATION

     Item 1.   Legal Proceedings
               None

     Item 2.   Changes In Securities
               None

     Item 3.   Defaults Upon Senior Securities
               None

     Item 4.   Submission Of Matters To A Vote Of Security Holders.

               On May 22, 1997, the Company held an Annual Meeting of Shareholders at which William J. Armanino, Deborah Armanino-LeBlanc, John J. Micek, III, David Scatena, Robert M. Geller, Tino Barzie, Henry W. Poett, III, and Soren Svenningsen were each reelected to the Board of Directors. In addition, the Company' shareholders ratified the appointment of Pritchett, Siler & Hardy, P.C. as the Company's auditors. The following sets forth the votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, as to each of the matters presented at the meeting:

1.  ELECTION OF DIRECTORS

     Nominees                  For              Withheld
------------------------      ----------------        --------------
William J. Armanino           8,619,488 Shares          98,978 Shares
Deborah Armanino-LeBlanc      8,620,491 Shares          97,975 Shares
John J. Micek, III            8,624,991 Shares          93,475 Shares
David Scatena                 8,619,031 Shares         106,295 Shares
Robert M. Geller              8,612,171 Shares          99,435 Shares
Tino Barzie                   8,593,171 Shares         125,295 Shares
Henry W. Poett, III           8,619,506 Shares          98,960 Shares
Soren Svenningsen             8,614,064 Shares         104,402 Shares

2.  APPOINTMENT OF PRITCHETT, SILER & HARDY, P.C.
                                                          Abstentions
                                                          and Broker
                     For                  Against          Non-Votes
               ----------------        -------------     --------------
               8,553,186 Shares        24,544 Shares     140,736 Shares

     Item 5.   Other Information
               None

     Item 6.   Exhibits And Reports On Form 8-K
               A.  Exhibit
                    27 - Financial Data Schedule       Filed herewith
                                                       electronically
               B.  Reports on Form 8-K - None

                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized.

ARMANINO FOODS OF DISTINCTION, INC.

By:/s/William J. Armanino            Dated:  August 8, 1997
     William J. Armanino
     President
     Chief Executive Officer
     Chief Financial Officer
     Treasurer

EXHIBIT INDEX

     EXHIBIT                            METHOD OF FILING

27.  Financial Data Schedule       Filed herewith electronically