Form 10-Q
period 1997-09-30
ARMANINO FOODS OF DISTINCTION INC /CO/
filed 1997-11-13
CIK 814339

                                FORM 10Q

                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                   For Quarter Ended September 30, 1997

                        Commission File No. 0-18200

                     ARMANINO FOODS OF DISTINCTION, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            COLORADO                                        84-1041418
---------------------------------            --------------------------------
(State or other jurisdiction                 (I.R.S. Employer Identification
of incorporation or organization)                        Number)

                 30588 San Antonio Street, Hayward, CA  94544
              -------------------------------------------------
              (Address of principal executive office)(Zip Code)

Registrant's telephone number, including area code: (510) 441-9300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.          Yes X        No ---

Number of registrant's common shares outstanding at September 30, 1997:
11,246,399.

                  PART I - FINANCIAL INFORMATION
               ARMANINO FOODS OF DISTINCTION, INC.
              Condensed Consolidated Balance Sheets
                           (Unaudited)

                              ASSETS
                                             September 30,     December 31,
                                                 1997              1996
Current Assets:                              ------------      -----------
  Cash and cash equivalents                  $ 1,961,744       $   742,856
  Treasury bills, held to maturity             1,462,463         3,990,912
  Accounts receivable                          1,046,325         1,698,339
  Inventory                                    1,375,189         1,066,904
  Prepaid expenses                               256,387           108,106
  Current deferred tax asset                     570,483           656,000
                                             -----------       -----------
    Total Current Assets                       6,672,591         8,263,117

Property and Equipment, Net                    4,804,414         2,599,936

Other Assets:
  Deposits                                        13,000           477,610
  Goodwill, net                                  553,938           585,438
                                             -----------       -----------
    Total Other Assets                           566,938         1,063,048
                                             -----------       -----------
    Total Assets                             $12,043,943       $11,926,101
                                             -----------       -----------

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued expenses      $ 1,060,930       $   999,476
  Income taxes payable                           178,967                 -
  Notes payable                                        -            32,073
  Current portion of long-term debt               27,558            25,749
  Line of credit payable                               -                 -
  Net liabilities of discontinued operations           -            75,145
                                             -----------       -----------
    Total Current Liabilities                  1,267,455         1,132,443

Deferred tax liability                           126,000           126,000

Long-term debt                                    25,660            45,850
                                             -----------       -----------
    Total Liabilities                          1,419,115         1,304,293

Stockholders' Equity:
  Common stock                                11,136,042        11,529,739
  Additional paid in capital                      22,311            22,311
  Accumulated deficit                           (533,525)         (930,242)
                                             -----------       -----------
    Total Stockholders' Equity                10,624,828        10,621,808
                                             -----------       -----------
    Total Liabilities and
      Stockholders' Equity                   $12,043,943       $11,926,101
                                             -----------       -----------
The accompanying notes are an integral part of these condensed financial statements. The balances for December 31, 1996 were taken from the audited financial statements at that date and condensed.

                  PART I - FINANCIAL INFORMATION
               ARMANINO FOODS OF DISTINCTION, INC.
         Condensed Consolidated Statements of Operations
        For the Quarter Ended September 30, 1997 and 1996
                           (Unaudited)
                                               September 30,  September 30,
                                                    1997          1996
                                                ------------   ------------
Net Sales                                        $3,807,454     $3,642,270

Cost of Goods Sold                                2,626,888      2,511,373
                                                -----------    -----------
    Gross Profit                                  1,180,566      1,130,897
                                                -----------    -----------
Operating Expenses:
  General and administrative                        417,428        289,893
  Salaries and wages                                196,372        218,371
  Commissions                                        67,451         91,093
  Advertising, demonstrations, promotions,
     and slotting allowances                        239,297        184,153
                                                -----------    -----------
    Total Operating Expenses                        920,548        783,510
                                                -----------    -----------
Income (Loss) From Operations                       260,018        347,387

Other Income                                         43,564         73,905
                                                -----------    -----------
Income From Continuing Operations Before
     Income Taxes                                   303,582        421,292

Current Tax Expense                                  81,967         29,490

Deferred Tax Expense                                 39,466        139,027
                                                -----------    -----------
Income From Continuing Operations Before
     Discontinued Operations                        182,149        252,775
Net (Loss) From Discontinued Operations
     Of AFDI, Inc.                                        -       (111,218)
                                                -----------    -----------
Net Income                                      $   182,149    $   141,557
                                                -----------    -----------
Primary Earnings per Common share:
     Continuing Operations                      $       .02    $       .02
     Discontinued Operations                            .00           (.01)
                                                -----------    -----------
     Net Earnings                               $       .02    $       .01
                                                -----------    -----------
Weighted Average Common Shares Outstanding       11,471,505     12,453,958
                                                -----------    -----------
Fully Diluted Earnings per Common share:
     Continuing Operations                      $       .02    $       .02
     Discontinued Operations                            .00           (.01)
                                                -----------    -----------
     Net Earnings                               $       .02    $       .01
                                                -----------    -----------
Weighted Average Common Shares Outstanding       11,523,421     12,617,407
                                                -----------    -----------
The accompanying notes are an integral part of these condensed financial statements.

                  PART I - FINANCIAL INFORMATION
               ARMANINO FOODS OF DISTINCTION, INC.
         Condensed Consolidated Statements of Operations
      For the Nine Months Ended September 30, 1997 and 1996
                           (Unaudited)

                                            September 30,   September 30,
                                                 1997           1996
                                             ------------   ------------
Net Sales                                    $10,894,179    $10,540,175

Cost of Goods Sold                             7,503,863      7,050,294

    Gross Profit                               3,390,316      3,489,881

Operating Expenses:
  General and administrative                   1,163,070        809,275
  Salaries and wages                             843,056        817,211
  Commissions                                    246,923        290,444
  Advertising, demonstrations, promotions,
     and slotting allowances                     629,497        520,762

    Total Operating Expenses                   2,882,546      2,437,692

Income From Operations                           507,770      1,052,189

Other Income                                     153,431        194,256

Income From Continuing Operations Before
     Income Taxes                                661,201      1,246,445

Current Tax Expense                              178,967         87,251
Deferred Tax Expense                              85,517        411,327

Income From Continuing Operations Before
     Discontinued Operations                     396,717        747,867

Net (Loss) From Discontinued Operations
     Of AFDI, Inc.                                     -       (170,587)

Net Income                                    $  396,717    $   577,280

Primary Earnings per Common Share:
     Continuing Operations                    $      .04            .06
     Discontinued operations                         .00            .01
     Net Earnings                             $      .04            .05

Weighted Average Common Shares Outstanding    11,466,637     12,125,090

The accompanying notes are an integral part of these condensed financial statements.

                  PART I - FINANCIAL INFORMATION
               ARMANINO FOODS OF DISTINCTION, INC.
         Condensed Consolidated Statements of Cash Flows
      For the Nine Months Ended September 30, 1997 and 1996
                           (Unaudited)

                                             September 30,  September 30,
                                                 1997           1996
Cash Flows From Operating Activities:        ------------   ------------
  Net income                                 $   396,717    $   577,280
                                             -----------    -----------
  Adjustment to reconcile net income to net
  cash (used for) provided by operations:
    Depreciation and amortization                319,427        278,161
    Changes in assets and liabilities:
    Decrease in accounts receivable              652,014        241,186
    (Increase)Decrease in inventories           (308,285)        46,502
    (Increase)Decrease in prepaid expenses      (148,281)      (143,592)
    (Increase)in other assets                          -       (150,715)
    Decrease in deferred tax assets               85,517        384,854
    Increase(Decrease)in accounts payable
     and accrued expenses                         61,454       (266,436)
    Increase in income taxes payable             178,967              -
    Increase (Decrease) in net liabilities
      of discontinued operations                 (75,145)             -
                                             -----------    -----------
     Total Adjustments                           765,668        389,960
                                             -----------    -----------
Net Cash Provided By Operating Activities      1,162,385        967,240
                                             -----------    -----------
Cash Flows To Investing Activities:
  Organizational costs paid                            -        (42,776)
  Purchase of Goodwill                                 -       (609,938)
  Decrease(Increase) in deposits for
     equipment purchases                         464,610              -
  Capital expenditures                        (2,492,405)      (706,695)
  Reduction (Increase) in U.S. treasury
     bills, net                                2,528,449     (1,436,561)
                                             -----------    -----------
Net Cash (Used For) Investing Activities         500,654     (2,795,970)
                                             -----------    -----------
Cash Flows From Financing Activities:
  Issuance of common stock                        13,356      2,731,865
  Purchase of treasury stock                    (407,053)             -
  Payments on capital lease obligations          (18,381)       (17,405)
  Increase in borrowings                               -         47,520
Payments on notes payable                        (32,073)             -
                                             -----------    -----------
Net Cash (Used For) Provided By
  Financing Activities                          (444,151)     2,761,980
                                             -----------    -----------
Net Increase (Decrease) In Cash and
  Cash Equivalents                             1,218,888        933,250

Cash and Cash Equivalents Beginning of Period    742,856        746,250
                                             -----------    -----------
Cash and Cash Equivalents End of Period      $ 1,961,744    $ 1,679,500
                                             -----------    -----------
The accompanying notes are an integral part of these condensed financial statement.

                  PART I - FINANCIAL INFORMATION
               ARMANINO FOODS OF DISTINCTION, INC.
       Notes to Condensed Consolidated Financial Statements
                        September 30, 1997
                           (Unaudited)

Note 1 - BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the December 31, 1996 audited financial statements for Armanino Foods of Distinction, Inc. The results of operations for the periods ended September 30, 1997 and 1996 are not necessarily indicative of the operating results for the full year.

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

     The calculation of primary earnings per share is based on the weighted average number of outstanding common shares during the period plus, when their effect is dilutive, additional shares assuming the exercise of certain vested and non-vested stock options and warrants reduced by the number of shares which could be repurchased with the proceeds. Fully dilutive earnings per share are not presented as their effect for the nine months ended September 30, 1997 and September 30, 1996 was anti-dilutive.

     The Company acquired a subsidiary (Alborough, Inc.) during May, 1996.
The Company recorded goodwill in the amount of $609,938 as part of the purchase. The Company is amortizing the goodwill over 15 years, on a straight line basis.

                  PART I - FINANCIAL INFORMATION
               ARMANINO FOODS OF DISTINCTION, INC.
       Notes to Condensed Consolidated Financial Statements
                        September 30, 1997
                           (Unaudited)

Note 2 - INVENTORY

     Inventory is carried at the lower of cost or market with cost being determined on the first-in, first-out method and consisted of the following at September 30, 1997 and December 31, 1996:

                                    September 30,     December 31,
                                         1997            1996
                                     ------------     -----------
     Raw materials & supplies           609,484       $   275,472
     Finished goods                     765,705           791,432
                                    $ 1,375,189       $ 1,066,904

Note 3 - RELATED PARTY TRANSACTIONS

     The Company incurred $23,788 and $20,027 respectively, for the nine months ended September 30, 1997 and 1996, in accounting and consulting fees to Polly, Scatena, Gekakis & Co., an accounting firm, the managing partner of which is also a stockholder and director of the Company. Services provided by the accounting firm are an extension of the internal accounting functions of the Company, as well as management, business and systems consulting.

Note 4 - INCENTIVE COMPENSATION

     The Company has accrued $50,000 and $130,000 for the nine months ended September 30, 1997 and September 30, 1996 respectively, for its management and employee incentive compensation plans. These amounts are based on achieving a predetermined level of sales, net income and personal goals and objectives. For the current year this amount is eligible for distribution only when the
(1) predetermined level of sales and net income and/or (2) personal goals and objectives are achieved.

Note 5 - PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                   September 30,  December 31,
                                       1997          1996
                                    ------------  -----------
     Furniture & Office Equipment   $  259,594     $  224,968
     Plant Machinery & Equipment     4,170,721      2,096,048
     Leasehold Improvements          1,760,758      1,389,223
                                    ----------     ----------
                                     6,191,073      3,710,239

     Accumulated Depreciation        1,386,659      1,110,303
                                    ----------     ----------
                                    $4,804,414     $2,599,936
                                    ----------     ----------

                  PART I - FINANCIAL INFORMATION
               ARMANINO FOODS OF DISTINCTION, INC.
       Notes to Condensed Consolidated Financial Statements
                        September 30, 1997
                           (Unaudited)

Note 5 - PROPERTY AND EQUIPMENT (Continued)

     As of September 30, 1997 the Company placed in service equipment and leasehold improvements totaling $2,492,405 which had been acquired since 1996. At December 31, 1996, $464,610 of these purchases were included in deposits.

Note 6 - LINE OF CREDIT

     As of September 30, 1997 the Company had a $500,000 line of credit. This line of credit provides for interest at prime plus .75% with a maturity date of September 10, 1998. At September 30, 1997, there was no balance outstanding on this line of credit. This line of credit is secured by the Company's inventory, accounts receivable and equipment.

Note 7 - INCOME TAXES

     The Company accounts for income taxes in accordance with FASB Statement 109, "Accounting for Income Taxes."

     As of September 30, 1997 and December 31, 1996 the net deferred tax assets and liabilities consisted of the following:

                                    September 30,     December 31,
                                        1997             1996
                                    ------------      -----------
     Current deferred tax asset     $  570,483         $  656,000
     Deferred Tax Liability           (126,000)          (126,000)

     Management estimates that the Company will generate adequate net profits to offset net operating loss carryforwards prior to the expiration of the net operating loss carryforwards. Consequently, a deferred tax asset valuation allowance has not been accrued.

Note 8 - COMMON STOCK

     The Company received $9,250, for the nine months ended September 30, 1997, from the issuance of 10,000 shares at $.925 in connection with options exercised, under the 1993 Stock Option Plan. Additionally, the Company issued 5,000 shares of restricted stock valued at $4,106 to a consultant. This issuance was recorded as compensation expense.

     During the nine months ended September 30, 1997, the Company purchased 352,700 shares of common stock for $407,503 on the open market to be retired by the Company.

                  PART I - FINANCIAL INFORMATION
               ARMANINO FOODS OF DISTINCTION, INC.
       Notes to Condensed Consolidated Financial Statements
                        September 30, 1997
                           (Unaudited)

Note 9 - ACQUISITION OF SUBSIDIARY

     On May 20, 1996, the Company acquired all of the outstanding common stock of Alborough, Inc., (dba Emilia Romagna), in a business combination accounted for as a purchase. Alborough, Inc. is primarily engaged in the manufacturing of gourmet Italian foods. The results of operations of Alborough, Inc. is included in the accompanying financial statements since the date of acquisition. The total cost of the acquisition was $738,779, which exceeded the fair market value of the net assets of Alborough, Inc. by $609,938. The excess is recorded as goodwill and is being amortized over 15 years. The purchase price could increase significantly depending upon Alborough, Inc. meeting certain earnings performance criteria over the 3 year period subsequent to the consummation of the purchase agreement. The agreement between the parties provides that additional payments may be earned by Alborough, Inc's previous shareholders based on a percentage of gross margin attributable to sales made to specified customers. The sales must be made during a specified period of time and subject to certain minimum sales levels being achieved. As of September 30, 1997, no additional payments have been made to Alborough Inc.'s former shareholders as minimum sales to the specified customers had not been achieved.

Note 10 - DISCONTINUED OPERATIONS

     During the first quarter of 1997 the Company closed its quick service Italian restaurant locations and discontinued the operations of AFDI, Inc. The Company completed the disposition of the business during the second quarter of 1997. AFDI, Inc. is reported as a discontinued operation for the year ended December 31, 1996.

Note 11 - CONTINGENCIES

     On June 11, 1997, Mass Marketing Services filed a lawsuit in Superior Court of San Diego County, California against Armanino Foods of Distinction seeking damages for breach of contract, open book account and reasonable value of services rendered. The lawsuit arose after the Company terminated its sales representation agreement with Mass Marketing. Mass Marketing asserts that it is entitled to an additional ten months of commissions (approximately $100,000) and attorney s fees under the agreement. The parties agreed to arbitrate the dispute in San Mateo County, California. No date has been set for the arbitration. Management cannot reasonably predict the ultimate outcome, but believes that it will not have a material effect on the Company's financial position. The Company intends to vigorously defend their position.

                  PART I - FINANCIAL INFORMATION
   ITEM II:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

Quarter and Nine Months Ended September 30, 1997 v. Quarter and Nine Months Ended September 30, 1996

     Net sales for the quarter ended September 30, 1997 were $3,807,454 as compared to $3,642,270 for the quarter ended September 30, 1996. For the nine months ended September 30, 1997, net sales were $10,894,179 as compared to $10,540,175 for the nine months ended September 30, 1996. The small increase is primarily attributed to a 13% increase in the foodservice pesto sales and the inclusion of sales of Emilia Romagna, the Company s subsidiary, for a full nine months in 1997 vs. four months in 1996. These additional sales were offset by lower pasta sales to a club store customer. In August 1996 this club store customer decided to buy its pasta products from a different manufacturer. In September 1997, this club store customer agreed to place one of the Company s pastas back into a limited number of stores on a trial basis. The Company is optimistic that this trial will lead to placements of the Company s pasta products in additional locations of this club store customer. Meatball sales for the first nine months increased 2% from the same period last year. The club store customer has made a decision to start its own manufacturing operations for the meatball products. The Company anticipates total meatball sales will be approximately 28% lower due to reduced sales to this club store customer for the fourth quarter of 1997 compared to prior year same quarter. The Company expects no sales from this club store customer in 1998. The Company is experiencing positive pressures from the market place for new items which will be produced on the new pasta/entree line which the Company placed in service during September of 1997. The Company is presently in the start-up phase of the new entree line and expects to phase up to full operations by the beginning of the second quarter of 1998.

     Cost of goods sold as a percentage of net sales remained at 69% for the quarter ended September 30, 1997 compared to the quarter ended September 30, 1996. Cost of goods sold as a percentage of net sales increased from 67% for the nine months ended September 30, 1996 to 69% for the nine months ended September 30, 1997. This increase was primarily due to a change in the product mix. The change in the product mix was the result of purchasing a new subsidiary (Alborough, Inc.). The new products of the subsidiary currently have lower margins than some of the Company's other products. Additionally, higher freight charges to one of the customers of the subsidiary increased this percentage.

     Operating expenses as a percentage of net sales were approximately 24.2% for the quarter ended September 30, 1997 as compared to 21.5% for the quarter ended September 30, 1996. Operating expenses for the first nine months of 1997 were approximately 26.5% as compared to 23.1% for first nine months of 1996. The increase is primarily due to increases in general and administrative expenses and salaries expense. General and administrative expenses increased due to the acquisition of Alborough, Inc., increase in outside professional fees and the hiring of a public relations firm. Additionally, the revision the packaging design and merchandising materials for the Company's product lines added to this expense. Salaries increased due to additional personnel at the Company.

     Net income from continuing operations was $182,149 for the quarter ended September 30, 1997 compared to $252,775 for the quarter ended September 30, 1996. Net income from continuing operations was $396,717 for the nine months ended September 30, 1997, as compared to $747,867 for the nine months ended September 30, 1996. The decrease in net income from continuing operations for the quarter and nine months is attributed to lower gross margins due to the change in the product mix and an increase in operating expenses.

                  PART I - FINANCIAL INFORMATION

   ITEM II:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1997 V. QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1996

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1997, the Company had working capital of $5,405,136, a decrease of $1,725,538 from December 31, 1996. The decrease was primarily due to purchases of pasta equipment and leasehold improvements. Current assets as of September 30, 1997 included $4,470,532 in cash and cash equivalents, U.S. treasury bills, and accounts receivable. Management believes that this level of working capital is adequate to meet anticipated needs for liquidity.

     During the nine months ended September 30, 1997, cash provided by operating activities of the Company amounted to $1,162,385. This was primarily a result of the decrease in accounts receivable.

     In September 1994, the Company obtained a line of credit in the amount of $500,000. The line provides for interest at prime plus .75% with a maturity date of September 10, 1998. At September 30, 1997, there was no balance outstanding on this line of credit. The purpose for obtaining the line of credit is to afford the Company greater cash liquidity.

     During the first nine months of 1997, the Company purchased 352,700 shares of common stock for $407,403 on the open market to be retired by the Company. The Company will consider purchasing additional shares on the open market from time to time, based on market conditions.

     Since the fourth quarter of 1996, the Company has purchased manufacturing equipment and leasehold improvements for the new pasta entree line. During the nine months ended September 30, 1997 the Company placed in service this manufacturing equipment and leasehold improvements totaling $2,420,798 at the Hayward, California facility.

     On May 20, 1996, the Company purchased all of the outstanding stock of Alborough, Inc. (dba Emilia Romagna). The total cost of the acquisition was $738,779 including professional fees paid in relation to the acquisition. Additionally, the terms of the agreement include an "earn-out" formula which provides for payments to Alborough shareholders over a three year period based on certain performance criteria established. The purchase price could increase significantly depending upon Alborough, Inc. meeting certain earnings performance criteria over the 3 year period subsequent to the consummation of the purchase agreement. The agreement between the parties provides that additional payments may be earned by Alborough, Inc. shareholders based on a percentage of gross margin attributable to sales made to specified customers. The sales must be made during a specified period of time and subject to certain minimum sales levels being achieved. As of September 30, 1997, the Company has not incurred any additional cost due to this provision.

                             PART II
                        OTHER INFORMATION

II.  OTHER INFORMATION

Item 1.   Legal Proceedings

On June 11, 1997, Mass Marketing Services filed a lawsuit in Superior Court of San Diego County, California against Armanino Foods of Distinction seeking damages for breach of contract, open book account and reasonable value of services rendered. The lawsuit arose after the Company terminated its sales representation agreement with Mass Marketing. Mass Marketing asserts that it is entitled to an additional ten months of commissions (approximately $100,000) and attorney's fees under the agreement. The parties agreed to arbitrate the dispute in San Mateo County, California. No date has been set for the arbitration. Management cannot reasonably predict the ultimate outcome, but believes that it will not have a material effect on the Company's financial position. The Company intends to vigorously defend their position.

Item 2.   Changes In Securities

During the quarter ended September 30, 1997, the Company sold 5,000 shares of its Common Stock which were not registered under the Security Act of 1933, as amended, to Jim Drewitz, a consultant to the Company, in exchange for services valued at $4,106. In connection with this issuance, the Company relied on
Section 4(2) of the Securities Act of 1933, as amended. The shares were offered for investment only to a sophisticated investor and not for the purpose of resale or distribution, and the transfer thereof was appropriately restricted by the Company.

Item 3.   Defaults Upon Senior Securities.  None

Item 4.   Submission Of Matters To A Vote Of Security Holders.  None

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

                              ARMANINO FOODS OF DISTINCTION, INC.

                              By  /s/ William J. Armanino
Dated: November 6, 1997                 William J. Armanino
                                        President
                                        Chief Executive Officer
                                        Chief Financial Officer
                                        Treasurer

                          EXHIBIT INDEX
     EXHIBIT                            METHOD OF FILING
27.  Financial Data Schedule       Filed herewith electronically