Form 10-K
period 1997-12-31
ARMANINO FOODS OF DISTINCTION INC /CO/
filed 1998-03-30
CIK 814339

                      SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                    FORM 10-K

     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

            For the Fiscal Year ended:  December 31, 1997

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

            For the transition period from ________ to ________

                       Commission File No. 0-18200

                     ARMANINO FOODS OF DISTINCTION, INC.
      -----------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)

            Colorado                                     84-1041418
-------------------------------                   ------------------------
(State or Other Jurisdiction of                   (I.R.S. Employer Identi-
Incorporation or Organization)                        fication Number)

             30588 San Antonio Street, Hayward, California 94544
   -----------------------------------------------------------
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

                                 Yes  [X] No [ ]

As of March 24, 1998, 11,246,399 Shares of the Registrant's Common Stock were outstanding. The aggregate market value of voting stock of the Registrant held by non-affiliates was approximately $9,333,000.

Documents incorporated by reference: Part III is incorporated by reference to the Registrant's Proxy Statement relating to the Annual Meeting of Shareholders to be held May 21, 1998.

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

ITEM 1.  BUSINESS.

THE COMPANY

     Armanino Foods of Distinction, Inc. (the "Company") is engaged in the production and marketing of upscale and innovative frozen food products, including primarily pesto and other Italian-style sauces, stuffed and flat pasta products, focaccia, meatballs and an Italian line of entree products.

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

     In May 1995, the Company formed AFDI, Inc., a California corporation, as a wholly-owned subsidiary for the purpose of operating the Company's new Italian quick service restaurants. In February 1997, the Company determined that this concept was not meeting the Company's performance criteria and that it would be more beneficial to concentrate management's time and effort to the Company's ongoing business. The Company determined to discontinue operations of Focaccia Di Genova on February 17, 1997. As a result, AFDI, Inc. has become a dormant subsidiary of the Company.

     In May 1996, the Company acquired all of the issued and outstanding shares of Alborough, Inc., dba Emilia Romagna, for the purpose of expanding its product line to include highly specialized upscale frozen pasta products for the foodservice and industrial markets. As of December 31, 1997, Alborough, Inc. was merged into the Company.

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

     The Company's offices are presently located at 30588 San Antonio Street, Hayward, California 94544, and its telephone number is (510)441-9300.

PRODUCTS

     The Company's line of frozen products presently includes pesto sauces, stuffed and flat pastas to include value-added specialty Italian pastas, focaccia, meatballs and an Italian line of entree products. These products are marketed through a network of food brokers and sold to retail and foodservice distributors, club type stores and industrial accounts. Several of these products are sold under separate labels, including the Armanino
label, and the                  2

Italian Holiday and Pasta Regina labels which services the mass type feeding demands of certain foodservice customers. The products and the labels they bear are identified as such in each product's category described below.

     The Company presently markets a line of pesto sauces which are available in four varieties, Basil, Cilantro, Dried Tomato-Garlic and Roasted Red Bell Pepper based sauces under the Armanino label. The Basil and Dried Tomato Garlic pesto sauces are available to the Company's retail, foodservice and industrial customers; the Red Bell Pepper pesto is available to its foodservice and industrial customers and Cilantro pesto to foodservice customers only.

     The Company also markets one other frozen sauce. This is a Pepperonata sauce, which is available to its foodservice customers.

     The Company markets several lines of frozen pastas, namely stuffed and flat pastas and pasta sheets, cooked and uncooked.

     The Company's line of frozen stuffed pastas, both cooked and uncooked, includes meat, cheese, vegetable, spicy turkey, seafood and mushroom ravioli; tri-color raviolini; meat and cheese tortellini and tri-color tortellini/capelleti style, meat and cheese tortelloni, manicotti and stuffed shells. The meat and cheese ravioli and meat and cheese tortellini are available to the Company's retail and foodservice customers. The remaining pastas sold by the Company are available to its foodservice customers only, as follows:

     (a)  all other stuffed pastas named above;

     (b)  gnocchi in two varieties -- Potato and Red Bell Pepper;

     (c) flat pasta (strands) consisting of fettucini in four flavors (Red Bell Pepper, Black Pepper, Spinach and Plain), Angel Hair, Linguini in three flavors (Plain, Tri-Color and Squid Ink); and

     (d)  pasta sheets (used for lasagna).

     The Company also markets six of its existing 10 pound frozen stuffed pasta products (meat and cheese ravioli, meat and cheese tortellini, manicotti and stuffed shells) under the Italian Holiday Brand label in order to satisfy a specific sector of the Company's foodservice customers. The Company additionally has marketed four of its existing 10 pound frozen stuffed pastas, namely raviolis and tortellini (meat and cheese varieties of each) under the Pasta Regina Brand label in order to satisfy certain customer needs.

     The Company's line of frozen meatballs presently includes beef meatballs and turkey, beef, pesto meatballs. The beef meatball line is available to its retail and clubstore customers under the Armanino label; and the Turkey, Beef, Pesto meatball line is available to its retail and foodservice (general) customers under the Armanino label as well as to foodservice (specific) customers under the Italian Holiday label.

     The Company's line of frozen foccacia presently includes two varieties, plain and plain topped with green and black olives. The focaccia is available in 1/4 sheets (1/4 sheet is approximately eight inches by twelve inches), precooked frozen and sold to foodservice customers.

NEW PRODUCTS

     The Company continues to research potential Italian entree line opportunities. The Company plans to introduce a number of new Italian entree products to its foodservice and in-store deli customers during 1998.

     The Company is also continuing to research and develop additional frozen sauces for the foodservice and retail market. During the first quarter of 1998, the Company re-introduced its Dried Tomato Garlic Pesto sauce to its retail customers emphasizing a new packaging design. Additionally, the Company plans to introduce the Roasted Red Bell Pepper sauce to its retail customers during the second quarter of 1998. With respect to the Company's foodservice line, the Company is currently researching the addition of new sauces to its line during 1998.

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

     Shortly following completion of its move to the Hayward location, the Company began in-house production of its ravioli line of products. In Fall of 1997, the Company moved its then subsidiary's (Emilia Romagna) operations to the Company's facilities consolidating its manufacturing operations under one roof. Most of the products, including certain tortellini products, that were previously manufactured by Emilia Romagna will continue to be manufactured by the Company.

     Also during the third quarter of 1997, the Company completed expansion of its manufacturing operations to include multi-purpose manufacturing and assembly equipment for entree line items including lasagne, cannelloni, manicotti; pasta sheets and specialty pastas such as tortellini and tortelloni, as well as other entree line items. To complement this line further, kettles were also purchased to manufacture sauces for this line as well as a refrigeration system for quick cooling of product and new packaging equipment.

     The annual production rate of products varies as does the capacity of the equipment, depending on the type of product being produced. The Company believes that its equipment has sufficient capacity to meet its production needs for at least the next twelve months.

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

     Certain tortellini products are manufactured for the Company by the San Francisco Pasta Company ("S.F. Pasta") of Hayward, California. The Company has an agreement with S.F. Pasta pursuant to which that company manufactures and packages these products based on the Company's proprietary formulas at a set price. At present, the Company purchases this product based on S.F. Pasta's proprietary formulas, on a private label basis at a set price. S.F. Pasta has agreed to keep the Company's recipes confidential. The Company intends to manufacture and package these products in-house beginning in the third quarter of 1998.

     The Company's cooked sauce, namely Pepperonata, is being manufactured and packaged by Home Maid Ravioli Company ("Home Maid") of San Mateo, California. The Company intended to bring the manufacturing of this item in-house during 1997. However, until the Company is able to determine the feasibility and potential sales of this sauce, the Company will continue to utilize Home Maid for the manufacture of this sauce. The Company has entered into an agreement with Home Maid pursuant to which Home Maid has agreed to manufacture and package this sauce item based upon the Company's proprietary formulas at a set price. Home Maid has agreed to keep the Company's recipes confidential.

     Certain frozen stuffed pasta items are manufactured for the Company by Flagship Foods of San Jose, California. The Company has an agreement with Flagship Foods pursuant to which that company will manufacture and package these products based on the Company's proprietary formulas at a set price. Flagship Foods has agreed to keep the Company's recipes confidential.

     The Company's focaccia products are manufactured for the Company by Maggiora Bakery ("Maggiora") in Richmond, California. The Company entered into an agreement with Maggiora pursuant to which that Company will manufacture and package these products based on the Company's proprietary formulas at a set price. Maggiora has agreed to keep the Company's recipes confidential.

     In September 1997, the Company entered into a manufacturing and packaging agreement with Wolfgang Puck Foods Company (WPFCO) pursuant to which the Company has agreed to manufacture and package certain proprietary products of WPFCO under their label to their retail customers. The Company has agreed to keep WPFCO's recipes confidential.

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

     With regard to the production of frozen pesto sauces, pasta and Italian line of entree products at the Company's own facilities, the Company is responsible for the supervision of the above-mentioned quality assurance measures and has employed its own in-house quality control personnel to assure that the Company's processing and sanitation compliances are met. The Company also performs process analysis as well as microbiological and nutritional analysis of all its in-house production, and uses a Hayward, California laboratory firm to assist in this testing. The Company is in the process of developing its Hazard Analysis and Critical Control Points program, required by USDA regulations, which will be implemented in 1999.

     All raw materials are purchased from approved suppliers by manufacturers on contract where specific requirements on quality, size, and packing medium must be met, or on a spot market basis where prior specifications have been met or qualified by testing.

DISTRIBUTION AND MARKETING

     The Company's products are marketed primarily through a network of food brokers and sold to retail, foodservice, club-type stores, and industrial accounts.

     For the year ended December 31, 1997, one independent broker, Kelley-Clarke, Inc., accounted for approximately 13% of the sales of the Company.

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

     In February 1997, after analyzing the restaurant's performance, and the allocation of management's time and efforts into other areas of the Company's business which management determined to be more beneficial for the Company, the Company decided to abandon the restaurant concept. As a result, AFDI, Inc. is a dormant subsidiary of the Company.

ACQUISITION OF EMILIA ROMAGNA FOODS

     In May 1996, the Company acquired all of the issued and outstanding shares of Alborough, Inc. which conducted business under the trade name "Emilia Romagna Foods". Emilia Romagna Foods manufactured highly specialized upscale pasta products for the industrial and foodservice markets which utilizes state-of-the-art manufacturing equipment and techniques. The total cost of the acquisition was $738,779 including professional fees paid in relation to the acquisition. Additionally, the terms of the agreement include an "earn-out" formula which provides for payments to the former Alborough shareholders over a three year period based on certain performance criteria established. The purchase price could have increased significantly depending upon the attainment of earnings performance criteria over the three year period, however, at the present time, it does not appear that the Company will be obligated to make any additional purchase price payments. The earning performance criteria are based on a percentage of gross margin attributable to sales made of specific products to specified customers. The sales must be made during a specified period of time and subject to certain minimum sales levels being achieved.

     Emilia Romagna's product line consisted of the three categories, they being frozen filled pastas (e.g. seafood ravioli, lobster ravioli, tri-color cappelletti, smoked chicken ravioli) frozen flat pastas and gnocchi. Approximately 300 different products had been produced over the years at Emilia Romagna. Capacities of the equipment varied depending on the items produced (per orders) on a given day.

RAW MATERIALS

     The Company primarily uses basil, vegetables, olive oil, canola oil, eggs, dairy products, cheeses, cooked meat, spinach, bread crumbs, flour, cilantro, dried tomatoes, garlic, red and green bell peppers, tomato puree and sauce (concentrated), herbs and spices in packaging its products. There are ample supplies of these raw materials and the Company anticipates no raw material supply shortages in the foreseeable future.

COMPETITION

     The Company faces substantial competition in its business. Because many of the Company's products are sold frozen and have a relatively shorter shelf life and are more expensive than many competing dried products, and products packed in cans or jars. Although these types of competing products are marketed by some companies which have significantly greater financial and other resources than those of the Company, including advertising budgets, the Company markets its products on the basis of quality and natural ingredients rather than price.

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

     There is no assurance that the Company's products will meet with public acceptance in new markets. The Company believes that the Company has achieved name recognition nationally with emphasis in the West Coast Region.

EMPLOYEES

     As of March 18, 1998, the Company employed 61 persons on a full-time basis and two on a part-time basis. The Company also presently uses two to three persons on a full-time basis, as needed, from a temporary employment service.

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

     In December 1996, the Company filed a trademark application with the U.S. Patent & Trademark Office to register the name Pasta Regina as a trademark. The Company intends to use this mark on certain of its flat and filled pastas, including ravioli and tortellini sold to foodservice industrial and retail accounts. This application is pending.

     As a result of its acquisition of Emilia Romagna, the Company has the "Emilia Romagna" trademark registered with the State of California. This trademark was used by the Company on certain of its frozen pasta and pasta products and will be retained for future use.

GOVERNMENT REGULATION

     The Company's current manufacturing operations are regulated by the United States Department of Agriculture ("USDA") as well as state and local authorities. The Company is subject to various regulations with respect to cleanliness, maintenance of food production equipment, food handling and storage, and is subject to on-site inspections. The Company, as a distributor of food items, is also subject to regulation by government agencies, including, specifically, the USDA. Under various statues and regulations, the regulatory agencies prescribe requirements and establish standards for quality, purity and labeling. The finding of a failure to comply with one or more regulatory requirements can result in a variety of sanctions, including stopping production, monetary fines and/or the compulsory withdrawal of products from the supermarket shelves. However, the Company believes that in the event any such violations were found to exist, the Company could seek compensation from the manufacturer of the cited product on products not manufactured by the Company since the manufacturer is responsible for processing, manufacturing, packaging and labeling such products. Neverthe-less, there can be no assurance that the Company would be successful in recovering such compensation.

ITEM 2.  PROPERTIES.

     The Company leases approximately 24,375 square feet of office, production and warehouse space located at 30588 San Antonio Street, Hayward, California, 94544. The base rent is $7,207 per month through July 31, 1998. The monthly rental will increase effective on August 1, 1998, August 1, 2000 and August 1, 2002 based upon the increase in the Consumer Price Index on those dates with a minimum of 3.5% cumulative annual increase and a maximum of a 7% cumulative annual increase. The lease expires on August 9, 2003 with an option to extend the term for two periods of five years each. In addition to the base rent the Company is required to pay all utilities, expenses, maintain insurance on the property and pay any increases in real estate taxes on the property.

     In 1995, the Company entered into a lease of approximately 2,000 square feet of retail space located at 1420 Burlingame Avenue in Burlingame, California, as the location for its first quick service restaurant. The base rent under the lease was $5,000 per month through October 31, 1996. In March 1997, a Lease Termination Agreement was entered into relieving the Company of all of the obligations under this lease.

     In 1996, the Company entered into a lease for a second restaurant location which consists of approximately 2200 square feet located in the San Antonio Shopping Center, 2550 West El Camino Real, Mountain View, California. The base rent was $4,260 per month through October 31, 1996. In March 1997, a Lease Termination Agreement was entered into which relieved the Company of all of its obligations under this lease.

     As a result of the acquisition of Alborough, Inc., dba Emilia Romagna, the Company assumed all lease obligations on a manufacturing facility which consisted of approximately 7,320 square feet located at 20275 Mack Road in Hayward, California. The base rent was $3,899 per month. In July 1997, a Lease Termination Agreement was entered into relieving the Company of all its obligations under this lease.

ITEM 3.  LEGAL PROCEEDINGS.

     On June 11, 1997, Mass Marketing Services filed a lawsuit in Superior Court of San Diego County, California against the Company seeking damages for breach of contract, open book account and reasonable value of services rendered. The lawsuit arose after the Company terminated it sales representation agreement with Mass Marketing. Mass Marketing asserted that it is entitled to an additional ten months of commissions (approximately $100,000) and attorneys fees under the agreement. The parties agreed to arbitrate the dispute in San Mateo County, California. No date has been set for the arbitration. Management cannot reasonably predict the ultimate outcome, but believes that it will not have a material effect on the Company's financial position. The Company intends to vigorously defend their position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the Company's shareholders during the fourth quarter of the year ended December 31, 1997.

                                   PART II

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     PRINCIPAL MARKET OR MARKETS. The Company's Common Stock is traded in the over-the-counter market and, since April 27, 1990, has been traded on the Nasdaq Small-Cap Market under the symbol "ARMF".

     The following table sets forth the closing high and low trading prices of the Common Stock for the periods indicated, as reported by The Nasdaq Stock Market.

     QUARTER ENDED                               HIGH         LOW
     ------------------                         -------     -------
     March 31, 1996                             $2.6875     $1.625
     June 30, 1996                              $2.3125     $1.50
     September 30, 1996                         $1.875      $1.375
     December 31, 1996                          $1.875      $1.15625

     March 31, 1997                             $1.46875    $1.0625
     June 30, 1997                              $1.3125     $0.9375
     September 30, 1997                         $1.4375     $1.0625
     December 31, 1997                          $1.75       $0.84375

     APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK. The number of holders of record of the Company's no par value common stock at March 18, 1998, was 3,341.

     DIVIDENDS. Holders of common stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. No dividends have been paid with respect to the Company's common stock and no dividends are anticipated to be paid in the foreseeable future.

     PRIVATE SALES OF SECURITIES. The Company did not sell any securities which were not registered under the Securities Act of 1933, as amended, during the quarter ended December 31, 1997.

ITEM 6.  SELECTED FINANCIAL DATA.

     The following table sets forth certain selected financial data with respect to the Company, and is qualified in its entirety by reference to the financial statements and notes thereto filed herewith:

BALANCE SHEET DATA:
                                        At December 31,
                   1997         1996         1995        1994        1993
                -----------   -----------  ----------  ----------  ----------
Total Assets    $12,935,625   $11,926,101  $9,054,289  $8,047,228  $7,129,575
Long-Term Debt      203,384        45,850      71,599      95,120      -0-
Cash Dividends
 Per Share            -0-          -0-          -0-         -0-        -0-

STATEMENT OF OPERATIONS DATA:

                              For the Years Ended December 31,
                1997           1996         1995         1994         1993
             -----------   -----------   -----------  -----------  ----------
Net Sales    $15,347,165   $15,305,029   $13,504,429  $10,451,956  $8,719,939
Net Income
 From Con-
 tinuing
 Operations  $   717,287   $ 1,055,122   $ 1,092,740  $   470,252  $  343,997
Net Income
 From Con-
 tinuing
 Operations
 Per Common
 Share       $.06          $.09          $.10         $.05         $.03

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

     YEAR ENDED DECEMBER 31, 1997 VS. YEAR ENDED DECEMBER 31, 1996

     Net sales for the year ended December 31, 1997, were $15,347,165 compared to $15,305,029 for the year ended December 31, 1996. Although sales were flat overall, specific product lines and divisions experienced increases and offsetting decreases. Pesto product line sales increased by 8%. Most of
this increase was driven by the foodservice area.   The pasta product line,
excluding club store sales, showed a strong increase of 26%, primarily in the foodservice area and a co-pack contract. Due to the loss of club store business for the Company's pasta products in 1996, the overall pasta business experienced a net decrease in sales of 9%. Meatballs experienced good increases in both the foodservice and retail area. These increases were offset by the loss of meatball sales to a club store customer. The increased sales in some of the areas mentioned were the result of the Company's focus on the expansion of the foodservice market giving the Company a more diversified customer base. The Company continues to support its sales through promotional programs, advertising and demonstrations.

     Cost of goods sold as a percentage of net sales increased to 70.7% for the year ended December 31, 1997, compared to 69.2% for the year ended December 31, 1996. The increase in the cost of goods sold percentage was impacted by several factors. Lower pasta sales to a club store impacted the percentage of pasta fixed manufacturing costs related to total pasta sales. Increase in sales from a co-pack situation changed the product mix to include higher manufacturing cost/lower margin products associated with a co-pack situation. Additionally, the start-up of the Company's new state-of-the-art entree line and the inefficiencies associated with a start-up impacted the cost of goods sold percentage.

     Operating expenses as a percentage of net sales increased to 24.8% for the year ended December 31, 1997 compared to 20.61% for the year ended December 31, 1996. The increase in operating expenses was the result of adding personnel to assist in the management of the Company's expanded manufacturing capacity and new product lines. Expenses associated with additional personnel increased as well. Furthermore, the Company incurred higher expenses to outside consultants, a full year of public relations expense and more participation in conventions and shows by the sales personnel to introduce the Company's products.

     Interest and other income decreased from $264,835 for the year ended December 31, 1996 to $200,933 for the year ended December 31, 1997. The decrease resulted from lower cash reserves earning interest due to the use of cash for the purchase of the new entree line. Additionally, lower operating income and cash flows, impacted the cash reserves for 1997 as compared to 1996.

     Net income from continuing operations before income taxes was $842,103 for the year ended December 31, 1997, compared to $1,807,437 for the year ended December 31, 1996. The decrease was due to the combination of factors described above. Loss of club store business, the costs and expenses associated with the start-up of the entree processing line and increases in operating expenses associated with the expansion of the Company's operations, all impacted the net income from operations.

     During the first quarter of 1997, the Company adopted a plan to discontinue the quick service Italian restaurant locations and operations of its AFDI, Inc. subsidiary. The Company disposed of the business during the second quarter of 1997. The operations of AFDI, Inc. are reported as discontinued operations for the year ended December 31, 1996. Net sales related to AFDI, Inc. for 1997 and 1996 were $20,975 and $125,429, respectively. These amounts have been reclassified to an estimated loss from operations of AFDI, Inc. in the statement of operations. As a result of these discontinued operations, the Company had net income of $717,287 for the year ended December 31, 1997, as compared to net income of $446,967 in the prior year.

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

     During the first quarter of 1997, the Company adopted a plan to discontinue the quick service Italian restaurant locations and operations of its AFDI, Inc. subsidiary. The Company disposed of the business during the second quarter of 1997. The operations of AFDI, Inc. are reported as discontinued operations for the year ended December 31, 1996. Net sales related to AFDI, Inc. for 1996 and 1995 were $125,429 and $0, respectively. These amounts have been reclassified to an estimated loss from operations of AFDI, Inc. in the statement of operations. As a result of these discontinued operations, the Company had net income of $446,967 for the year ended December 31, 1996, as compared to net income of $1,092,740 in the prior year.

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

     Interest and other income increased from $82,542 for the year ended December 31, 1994 to $134,147 for the year ended December 31, 1995. This increase was primarily the result of the increase in the interest rates and additional accumulated cash reserves from the net income experienced for the
year.                           13

     Income from continuing operations was $1,092,740 for the year ended December 31, 1995, as compared to $470,252 for the year ended December 31, 1994. The increase for the year is due to higher sales and production improvements.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1997, the Company had working capital of $5,724,787, a decrease of $1,405,887 from December 31, 1996. The decrease is primarily attributable to the utilization of cash reserves for the purchase of the new state-of-the-art sauced entree line. Current assets included $4,877,099 in cash, U.S. treasury bills and accounts receivable. Management believes that this level of working capital is adequate to meet anticipated needs for liquidity.

     During the year ended December 31, 1997, cash provided by operating activities of the Company amounted to $855,635. This was primarily a result of net income from continuing operations, the realization of deferred tax assets, and non-cash depreciation and amortization expense. For the years ended December 31, 1996 and 1995, the Company's operating activities generated $896,171 and $1,911,187 in cash, respectively. This was primarily a result of the net income from continuing operations experienced during these years. During 1997 and 1996, the Company expended approximately $2,300,000 on equipment and leasehold improvements for a new sauced entree line. The Company placed this equipment and leasehold improvements in service in September of 1997. All of the expenditures for this line were made from the Company's cash reserves. As of December 31, 1997, the Company has invested $2,975,403 in U.S. treasury bills.

     On September 10, 1997, the Company renewed its $500,000 business loan line of credit with Wells Fargo Bank in San Francisco, California. This loan provides for interest at prime plus .75% with a maturity date of September 10, 1998. At December 31, 1997, the Company had $287,439 outstanding under this line. The purpose of obtaining this line of credit is to afford the Company greater cash liquidity and management of its cash investments.

     On May 20, 1996, the Company purchased all of the outstanding stock of Alborough, Inc. (d/b/a Emilia Romagna). The total cost of the acquisition was $738,779 including professional fees paid in relation to the acquisition. Additionally, the terms of the agreement include a "earn-out" formula which provides for payments to Alborough shareholders over a three year period based on certain performance criteria established. The purchase price could have increased significantly depending upon the attainment of certain earning performance criteria over the three year period, however, at the present time it does not appear that the Company will be obligated to make any additional purchase price payments. The earnings performance criteria are based on a percentage of gross margin attributable to sales made of specific products to specified customers. The sales must be made during a specified period of time and subject to certain minimum sales levels being achieved. No additional payments were made to Alborough, Inc.'s former shareholders as minimum sales to the specified customers had not been achieved during the year ended December 31, 1997.

     The Company presently has no material commitments for capital expenditures.

ITEM 8.  FINANCIAL STATEMENTS.

     The financial statements and financial statement schedules are set forth on pages F-1 through F-21 hereto.
                                14

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING FINANCIAL DISCLOSURE.

     Not applicable.

                                 PART III

ITEMS 10, 11, 12 AND 13. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; EXECUTIVE COMPENSATION; SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT; AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by these Items is incorporated herein by reference to the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held May 21, 1998.

                                 PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)  1.  The following financial statements are filed as part of this
Report:
                                                                PAGE
                                                                ----
Independent Auditors' Report .................................  F-1

Consolidated Balance Sheets as of December 31, 1997 and 1996..  F-2

Consolidated Statements of Operations for the years
ended December 31, 1997, 1996 and 1995 .......................  F-3

Consolidated Statements of Stockholders' Equity
for the years ended December 31, 1997, 1996 and 1995 .........  F-5

Consolidated Statements of Cash Flows for the years
ended December 31, 1997, 1996 and 1995 .......................  F-7

Notes to Consolidated Financial Statements ...................  F-9

     (a)  2.   All schedules have been omitted, as the required information is inapplicable or the information is presented in the financial statements or the notes thereto.

     (a)   3.  Exhibits.
Exhibit
Number     Description                  Location
-------    -------------------------    ------------------------------------
3          Articles of Incorporation    Incorporated by reference to Exhibit
           and Bylaws                   No. 3 to Registrant's Form S-18 Reg-
                                        istration Statement (No. 33-14130-D)

3.1        Articles of Amendment        Incorporated by reference to Exhibit
           to the Articles of Incor-    No. 3.1 to Registrant's Form S-18
           poration                     Registration Statement
                                        (No. 33-14130-D)

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

10.1       1993 Stock Option Plan       Incorporated by reference to Exhibit
                                        No. 1 to Registrant's Report on Form
                                        10-K for the year ended December 31,
                                        1992

10.2       Amended and Restated         Incorporated by reference to
           Lease for 30588 San          Exhibit No. 10.5 to Registrant's
           Antonio Street, Hayward      Report on Form 10-K for the fiscal
           California                   year ended December 31, 1993

10.3       Manufacturing and Pack-      Incorporated by reference to
           aging Agreement with San     Exhibit 10.12 to the Registrant's
           Francisco Pasta Company      Report on Form 10-K for the fiscal
                                        year ended December 31, 1994

10.4       Business Loan Agreement,     Incorporated by reference to
           Promissory Notes and Com-    Exhibit 10.14 to the Registrant's
           mercial Security Agreement   Report on Form 10-K for the fiscal
           with Wells Fargo Bank        Year ended December 31, 1994

10.5       Renewal Notice from Wells    Filed herewith electronically
           Fargo, Inc.

10.6       Promissory Note dated        Incorporated by reference to Exhibit
           May 8, 1995, to Wells        10.16 to the Registrant's Form S-1
           Fargo Bank                   Registration Statement
                                        (File No. 33-40098)

10.7       Manufacturing and Pack-      Incorporated by reference to
           ing Agreement with Pan       Exhibit 10.17 to the Registrant's
           Ready Foods, Inc.            Form S-1 Registration Statement
                                        (File No. 33-40098)

10.8       Manufacturing and Packag-    Incorporated by reference to
           ing Agreement with San       Exhibit 10.16 to the Registrant's
           Francisco Pasta, Inc.        Annual Report on Form 10-K for the
           (Second Agreement)           year ended December 1, 1995

10.9       Manufacturing and Packag-    Incorporated by reference to
           ing Agreement with Home      Exhibit 10.17 to the Registrant's
           Made Ravioli Company         Annual Report on Form 10-K for the
                                        year ended December 1, 1995

10.10      Employment Agreement dated   Incorporated by reference to
           January 1, 1996, with        Exhibit 10.18 to the Registrant's
           William J. Armanino          Form 10-K for the year ended
                                        December 31, 1995

10.11      Employment Agreement with    Incorporated by reference to
           Robert H. Anderson           Exhibit 10.15 to the Registrant's
                                        Form 10-K for the year ended
                                        December 31, 1996

10.12      Employment Agreement with    Filed herewith electronically
           Robert P. Kraemer

10.13      Consulting Agreement with    Filed herewith electronically
           Robert H. Anderson

21         Subsidiaries of the          Filed herewith electronically
           Registrant

23         Consent of Pritchett,        Filed herewith electronically
           Siler & Hardy, P.C.

27         Financial Data Schedule      Filed herewith electronically

     (b) The Company filed no Reports on Form 8-K during the last quarter of the period covered by this Report.

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY
Hayward, California

We have audited the accompanying consolidated balance sheets of Armanino Foods of Distinction, Inc. and Subsidiary at December 31, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1997, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements audited by us present fairly, in all material respects, the financial position of Armanino Foods of Distinction, Inc. and Subsidiary as of December 31, 1997 and 1996 and the results of their operations and their cash flows for the years ended December 31, 1997, 1996 and 1995, in conformity with generally accepted accounting principles.

/s/ Pritchett, Siler & Hardy, P.C.

January 12, 1998, except for Note 11
as to which the Date is March 11, 1998

        ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
     ASSETS                                           DECEMBER 31,
                                                        1997          1996
CURRENT ASSETS:                                      ----------    ----------
  Cash and cash equivalents                         $   181,013   $   742,856
  Treasury bills, held to maturity                    2,975,403     3,990,912
  Accounts receivable                                 1,720,683     1,698,339
  Inventory                                           1,574,858     1,066,904
  Prepaid expenses                                      237,673       108,106
  Current deferred tax asset                            619,000       656,000
                                                    -----------   -----------
      Total Current Assets                            7,308,630     8,263,117
                                                    -----------   -----------
PROPERTY AND EQUIPMENT, net                           5,070,557     2,599,936
                                                    -----------   -----------
OTHER ASSETS:
  Deposits                                               13,000       477,610
  Goodwill, net                                         543,438       585,438
                                                    -----------   -----------
      Total Other Assets                                556,438     1,063,048
                                                    -----------   -----------
                                                    $12,935,625   $11,926,101
                                                    ===========   ===========

     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Line of credit                                    $   287,439   $      -
  Accounts payable                                    1,154,037       933,235
  Accrued expenses                                       74,570        66,241
  Note payable                                             -           32,073
  Current portion long-term debt                         67,797        25,749
  Net liabilities of discontinued operations               -           75,145
                                                    -----------   -----------
      Total Current Liabilities                       1,583,843     1,132,443

PREFERRED TAX LIABILITY                                 203,000       126,000

LONG-TERM DEBT, less current portion                    203,384        45,850
                                                    -----------   -----------
      Total Liabilities                               1,990,227     1,304,293
                                                    -----------   -----------
STOCKHOLDERS' EQUITY:
  Preferred stock; no par value, 10,000,000 shares
   authorized, no shares issued and outstanding            -             -
  Common stock; no par value, 40,000,000 shares
   authorized, 11,246,399 and 11,584,099 shares
   issued and outstanding at December 31, 1997
   and 1996 respectively                             11,136,042    11,529,739
  Additional paid-in-capital                             22,311        22,311
  Accumulated deficit                                  (212,955)     (930,242)
                                                    -----------   -----------
      Total Stockholders' Equity                     10,945,398    10,621,808
                                                    -----------   -----------
                                                    $12,935,625   $11,926,101
                                                    ===========   ===========

The accompanying notes are an integral part of these financial statements.

                ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                            FOR THE YEARS ENDED DECEMBER 31,
                                             1997         1996         1995
                                         -----------  -----------  -----------
SALES, net of returns and discounts      $15,347,165  $15,305,029  $13,504,429
COST OF GOODS SOLD                        10,855,162   10,594,464    8,866,667
                                         -----------  -----------  -----------
GROSS PROFIT                               4,492,003    4,710,565    4,637,762
                                         -----------  -----------  -----------

OPERATING EXPENSES:
  General and administrative               1,425,013    1,017,990      976,340
  Salaries, wages and related payroll
   taxes                                   1,197,928      923,739      993,085
  Commissions                                333,516      400,311      310,244
  Advertising, demonstrations, promo
   tions and trade allowances                854,908      813,051      763,413
                                         -----------  -----------  -----------
      Total Operating Expenses             3,811,365    3,155,091    3,043,082
                                         -----------  -----------  -----------
INCOME FROM OPERATIONS                       680,638    1,555,474    1,594,680
                                         -----------  -----------  -----------
OTHER INCOME (EXPENSE):
  Interest expense                           (23,834)      (7,791)
(8,579)
  Interest and other income                  200,933      264,835      134,147
  Gain (loss) on sale of fixed assets        (15,634)      (5,081)
(5,924)
                                         -----------  -----------  -----------
      Total Other Income                     161,465      251,963      119,644
                                         -----------  -----------  -----------
INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                        842,103    1,807,437    1,714,324
CURRENT TAX EXPENSE                           10,816      126,911      106,584
DEFERRED TAX EXPENSE                         114,000      625,414      515,000
                                         -----------  -----------  -----------
INCOME FROM CONTINUING OPERATIONS
  BEFORE DISCONTINUED OPERATIONS             717,287    1,055,112    1,092,740

DISCONTINUED OPERATIONS:
  Estimated loss from operations of
   AFDI, Inc. to be disposed of (net
   of income taxes of $210,168 at
   December 31, 1996)                           -        (313,550)        -
  Estimated loss on disposal of AFDI,
   Inc. (net of income taxes of
   $197,464 at December 31, 1996)               -        (294,595)        -
                                         -----------  -----------  -----------
LOSS FROM DISCONTINUED OPERATIONS               -        (608,145)        -

NET INCOME                               $   717,287  $   446,967  $ 1,092,740
                                         -----------  -----------  -----------
                           (Continued)

                ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Continued)

                                            FOR THE YEARS ENDED DECEMBER 31,
                                             1997         1996         1995
                                         -----------  -----------  -----------
EARNINGS PER COMMON AND EQUIVALENT SHARES:
  BASIC EARNINGS PER SHARE:
   Income from continuing operations     $      .06   $       .09  $       .11
   Loss from discontinued operations
    of AFDI, Inc.                               -            (.03)        -
   Loss on disposal of AFDI, Inc.               -            (.02)        -
                                         -----------  -----------  -----------
BASIC EARNINGS PER SHARE                 $       .06  $       .04  $       .11
                                         -----------  -----------  -----------

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                             11,241,892   11,168,231   10,089,090
                                         -----------  -----------  -----------

DILUTED EARNINGS PER SHARE:
  Income from continuing operations      $       .06  $       .09  $       .10
  Loss from discontinued operations
   of AFDI, Inc.                                -            (.03)        -
  Loss on disposal of AFDI, Inc.                -            (.02)        -
                                         -----------  -----------  -----------
DILUTED EARNINGS PER SHARE               $       .06  $       .04  $       .10
                                         -----------  -----------  -----------
WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING - ASSUMING DILUTION         11,496,208   12,158,539   10,532,307
                                         -----------  -----------  -----------
The accompanying notes are an integral part of these financial statements.

                  ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                                   COMMON STOCK        ADDITIONAL
                              -----------------------   PAID-IN    ACCUMULATED
                                SHARES       AMOUNT     CAPITAL      DEFICIT
                              ----------  -----------  ---------  -----------
BALANCE, December 31, 1994    10,083,538  $ 9,337,385    $22,311  $(2,469,949)

Shares of restricted common
 stock issued for services
 rendered at $.774 per
 share, January, 1995             1,000          774       -             -

Shares of common stock
 issued for warrants exer-
 cised at $1.50 per share,
 net of deferred offering
 cost of $8,031, November
 - December, 1995                11,290        8,904       -             -

Shares of common stock
 issued for options exer-
 cised at $.925 per share,
 November - December, 1995       48,500       44,863       -             -

Net income for the year
 ended December 31, 1995           -            -          -        1,092,740
                              ----------  -----------    -------   -----------
BALANCE, December 31, 1995   10,144,328    9,391,926     22,311    (1,377,209)

Shares of common stock
 issued for warrants exer-
 cised at $1.5 per share
 net of deferred offering
 costs of $1,702, January
 - March, 1996                1,712,682    2,567,321       -             -

Shares of common stock
 issued for underwriter
 units exercised at $1.89
 per unit, February, 1996        43,124       81,504       -             -

Shares of common stock
 issued for options exer-
 cised at prices ranging
 from $.925 to $1.281,
 April - June, 1996              50,000       46,250       -             -

Shares of restricted stock
 issued for services ren-
 dered at $1.12 to $1.28
 per share, June - Septem-
 ber, 1996                       30,000       36,790       -             -
                           (Continued)

        ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY
          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
      FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995
                           (Continued)

                                   COMMON STOCK        ADDITIONAL
                              -----------------------   PAID-IN    ACCUMULATED
                                SHARES       AMOUNT     CAPITAL      DEFICIT
                               ----------  -----------  ----------  ----------
Shares of common stock
 repurchased and canceled
 at $1.50 per share,
 December, 1996                 (396,035)    (594,052)      -             -

Net income for the year
 ended December 31, 1996           -             -         -          446,967
                              ----------  -----------    -------   -----------
BALANCE, December 31, 1996    11,584,099   11,529,739     22,311     (930,242)

Shares of restricted common
 stock issued for services
 rendered at $.821 per
 share, January, 1997              5,000        4,106       -             -

Shares of common stock
 issued for options exer-
 cised at $.925 per share,
 February, 1997                   10,000        9,250       -             -

Shares of common stock
 repurchased and canceled
 at $1.09 - $1.16 per
 share, May to August, 1997     (352,700)    (407,053)      -             -

Net income for the year
 ended December 31, 1997            -            -          -         717,287
                              ----------  -----------   -------   -----------
BALANCE, December 31, 1997    11,246,399  $11,136,042    $22,311   $ (212,955)

The accompanying notes are an integral part of this financial statement.

              ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

               Increase (Decrease) in Cash and Cash Equivalents

                                            FOR THE YEARS ENDED DECEMBER 31,
                                             1997         1996         1995
                                         -----------  -----------  -----------
Cash Flows from  Operating Activities:
  Net income                             $   717,287  $   446,967  $1,092,740
                                         -----------  -----------  -----------
  Adjustments to reconcile net income
   to net cash used by operations:
    Depreciation and amortization            489,688      386,838     332,251
    Non-cash expenses                         40,539        5,081       5,924
    Changes in assets and liabilities:
     (Increase) decrease in accounts
      receivable                             (22,344)    (443,470)    329,200
     (Increase) decrease in inventory       (507,954)    (109,104)    (22,652)
     (Increase) decrease in prepaid
      expenses                              (129,567)     (39,289)     16,602
     Change in deferred tax assets/
      liability                              114,000      217,000     515,000
     Increase (decrease) in accounts
      payable and accrued expenses           229,131      187,335    (228,734)
     (Increase) decrease in net assets
      from discontinued operations              -         169,668    (129,144)
     Increase (decrease) in net liabili-
      ties of discontinued operations        (75,145)      75,145        -
                                         -----------  -----------  -----------
      Total Adjustments                      138,348      449,204     818,447
                                         -----------  -----------  -----------
      Net Cash Provided by Operating
       Activities                            855,635      896,171   1,911,187
                                         -----------  -----------  -----------
Cash Flows from Investing Activities:
  Purchases of property and equipment     (2,281,583)    (429,158)   (397,501)
  Proceeds from sale of property and
   equipment                                  17,104        2,800       1,600
  (Increase) decrease in deposits              4,916     (464,610)      8,550
  Purchase of US treasury bills, net       1,015,509   (1,532,759)   (999,392)
  Goodwill in purchase of subsidiary            -        (609,938)       -
                                         -----------  -----------  -----------
      Net Cash Used by Investing
       Activities                         (1,244,054)  (3,033,665) (1,386,743)
                                         -----------  -----------  -----------
Cash Flows from Financing Activities:
  Proceeds from borrowing on line of
   credit                                    287,439         -        323,000
  Payments on line of credit                    -            -       (323,000)
  Proceeds from notes payable                   -          72,426        -
  Payments on note payable                   (32,073)     (40,353)       -
  Payments on capital lease obligations      (35,093)     (23,521)    (21,486)
  Proceeds from common stock Issuances        13,356    2,731,865      54,541
  Purchase of treasury stock                (407,053)    (594,052)       -
                                         -----------  -----------  -----------
      Net Cash Provided (Used) by
       Financing Activities                 (173,424)   2,146,365      33,055
                                         -----------  -----------  -----------

              ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

               Increase (Decrease) in Cash and Cash Equivalents
                           (Continued)

Net Increase (Decrease) in Cash and
 Cash Equivalents                           (561,843)       8,871     557,499

Cash and Cash Equivalents at
 Beginning of Period                         742,856      733,985     176,486
                                         -----------  -----------  ----------
Cash and Cash Equivalents at End
 of Period                               $   181,013  $   742,856  $  733,985
                                         -----------  -----------  ----------

Supplemental Disclosures of Cash Flow
  Information:
   Cash paid during the period for:
     Interest                            $    23,834  $     7,791  $    9,714
     Income taxes                        $   105,859  $   201,864  $   44,632

Supplemental Disclosures of Non-Cash Investing and Financing Activities:

  For the year ended December 31, 1997:
   The Company entered into a capital lease for equipment valued at $234,675. The Company issued a total of 5,000 shares of restricted common stock in exchange for services rendered of $4,106.
   The Company applied deposits of $459,694 to equipment purchases.

  For the year ended December 31, 1996:
   The Company issued a total of 30,000 shares of restricted common stock in exchange for services rendered of $36,790.

  For the year ended December 31, 1995:
   The Company issued a total of 1,000 shares of stock in exchange for services rendered valued at $774.

The accompanying notes are an integral part of this financial statement.

              ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS AND BASIS OF PRESENTATION - The consolidated financial statements include the accounts of Armanino Foods of Distinction, Inc. [Parent], which is engaged in the production and marketing of upscale and innovative food products, including primarily frozen pesto sauces, frozen pasta products, frozen meatballs and other frozen Italian entrees, and it's wholly-owned dormant subsidiary AFDI, Inc. [Subsidiary] incorporated in May 1995.

CONSOLIDATION - All significant intercompany transactions between Parent and Subsidiary have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS - For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company had $59,159 and $592,298 in excess of federally insured amounts in its bank accounts at December 31, 1997 and 1996, respectively.

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

PROPERTY AND EQUIPMENT - Property and equipment are stated at cost. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized, upon being placed in service. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is computed for financial statement purposes on a straight-line basis over the estimated useful lives of the assets which range from three to twenty years. For federal income tax purposes, depreciation is computed under the modified accelerated cost recovery system.

EARNINGS PER SHARE - In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share," which requires the Company to present basic and diluted earnings per share, instead of the primary and fully diluted earning per
share.   The computation of basic earning per share is based on the weighted average number of shares outstanding during the periods presented. The computation of diluted earnings per shares is based on the weighted average number of outstanding common shares during the year plus, when their effect is dilutive, additional shares assuming the exercise of certain vested and non-vested stock options and warrants, reduced by the number of shares which could be purchased from the proceeds. Prior period earnings per share and weighted average shares have been restated to reflect the adoption of SFAS No.
128.                           F-9

GOODWILL - Goodwill represents the excess of the cost of purchasing Alborough, Inc. over the fair market value of the assets at the date of acquisition, and is being amortized on the straight-line method over 15 years. Amortization expense charged to operations for 1997 and 1996 was $42,000 and $24,500

INCOME TAXES - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." This statement requires an asset and liability approach for accounting for income taxes.

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

RESEARCH AND DEVELOPMENT COST - The Company expenses the cost of developing new products as incurred as research and product development costs. Included in general and administrative expense at December 31, 1997 and 1996 are $45,363 and $32,443 of research and development costs associated with the development of new products.

RECLASSIFICATION - The financial statements presented for the year ended December 31, 1995 have been reclassified to conform to the titles and headings used in the presentation of the December 31, 1996 financial statements.

NOTE 2 - RELATED PARTY TRANSACTIONS

Fees paid to related parties - Amounts paid to related parties are as follows:

                                            FOR THE YEARS ENDED DECEMBER 31,
                                             1997         1996         1995
Accounting fees paid to a company        -----------  -----------  -----------
 controlled by a shareholder and
 a director                              $    26,450  $    20,757  $    29,399
Consulting and other fees paid or
 accrued to individuals who are
 directors, officers or shareholders
 of the Company                          $      -     $       750  $    29,100

AMOUNTS PAYABLE TO RELATED PARTIES - Included in the Company's accounts payable at December 31, 1997 and 1996 are amounts owing to shareholders, officers and directors in the amount of $4,234 and $3,500, respectively.

NOTE 3 - TREASURY BILLS

At December 31, 1997, US treasury bills consisted of the following investments which are carried at their amortized cost:

                                  AMORTIZED       MARKET       MATURITY
DATE ACQUIRED    MATURITY DATE      COST          VALUE         VALUE
-------------    -------------   -----------    -----------   -----------
  7/10/97          1/8/98        $ 1,498,548    $ 1,498,170   $ 1,500,000
 10/23/97         4/23/98          1,476,855      1,475,655     1,500,000
                                 -----------    -----------   -----------
                                 $ 2,975,403    $ 2,973,825   $ 3,000,000
                                 -----------    -----------   -----------

NOTE 4 - INVENTORY

Inventory consists of the following at December 31, 1997 and 1996:

                                             1997          1996
                                         -----------    -----------
     Raw materials and supplies          $  666,007     $  275,472
     Finished goods                         908,851        791,432
                                         ----------     ----------
                                         $1,574,858     $1,066,904
                                         ----------     ----------

The Company's inventory is pledged as collateral on a business line of credit. [See Note 6]

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment (including capitalized leases and the assets and related accumulated depreciation acquired in the purchase of Alborough Inc. [See Note 13]) consists of the following at December 31, 1997 and 1996:

                                             1997          1996
                                         -----------    -----------
     Office equipment                    $   263,913    $   224,968
     Machinery and equipment               4,469,322      2,096,048
     Leasehold improvements                1,873,381      1,389,223
                                         -----------    -----------
                                           6,606,616      3,710,239
     Less Accumulated depreciation
      and amortization                    (1,536,059)    (1,110,303)
                                         -----------    -----------
                                         $ 5,070,557    $ 2,599,936
                                         -----------    -----------

Depreciation expense amounted to $447,688, $362,338 and $332,251 for the years ended December 31, 1997, 1996 and 1995, respectively. The Company's property, plant and equipment is pledged as collateral on a business line of credit. [See Note 6]

NOTE 6 - LINE OF CREDIT / NOTE PAYABLE

As of December 31, 1997, the Company had $287,439 outstanding on a $500,000 business line of credit. The line of credit accrues interest at prime plus
 .75%, which was 9.25% at December 31, 1997.   The line of credit matures in
September 1998, and is secured by the Company's accounts receivables, inventory and equipment.

At December 31, 1996, the Company's subsidiary Alborough, Inc. was obligated to pay a note in the amount of $32,073. The note provides for monthly payments of principal and interest at an annual rate of 10%. The note was paid off during June 1997.

NOTE 7 - LEASES

CAPITAL LEASES - The Company is the lessee of equipment under two capital leases expiring in 1999 and 2002. The assets and liabilities under the capital leases were recorded at the lower of the present value of the minimum lease payments or the fair value of the assets at the time of purchase. The asset is amortized
                               F-11
over its related lease term. Amortization expense of $36,734 and $25,000 for the asset under capital leases and have been included in depreciation expense for 1997 and 1996.

Equipment at December 31, 1997 and 1996 under capital lease obligations is as follows:
                                             1997          1996
                                         -----------    -----------
     Equipment                           $   375,000    $   125,000
     Less Accumulated amortization           (95,067)       (58,333)
                                         -----------    -----------
                                         $   279,933    $    91,667
                                         -----------    -----------

Total future minimum lease payments, executory costs and current portion of capital lease obligations are as follows:

Future minimum lease payments for the years ended December 31,

      YEAR ENDING DECEMBER 31,                   LEASE PAYMENTS
      ------------------------                   --------------
              1998                                    90,000
              1999                                    77,000
              2000                                    58,800
              2001                                    58,800
              2002                                    44,100
                                                    --------
      Total future minimum lease payments           $328,700
      Less amounts representing interest
       and executory costs                           (57,519)
                                                    --------
      Present value of the future minimum
       lease payments                                271,181
      Lease current portion                          (67,797)
                                                    --------
      Capital lease obligations - long term         $203,384
                                                    --------

OPERATING LEASES - The Company leases its office and production facility under an operating lease expiring in August 2003, with options to extend through August 2013 at fair market rates.

The future minimum lease payments for non-cancelable operating leases having remaining terms in excess of one year as of December 31, 1997 are as follows:

      YEAR ENDING DECEMBER 31,                   LEASE PAYMENTS
      ------------------------                   --------------
              1998                                    87,256
              1999                                    88,894
              2000                                    90,112
              2001                                    86,480
              2002                                    87,741
            Thereafter                                52,212
                                                    --------
      Total Minimum Lease Payments                  $492,695
                                                    --------

Lease expense charged to operations was $128,865, $118,508 and $78,070 for the years ended December 31, 1997, 1996 and 1995. The Company received $47,923 in sublease rentals during the year ended December 31, 1995.

NOTE 8 - AGREEMENTS AND COMMITMENTS

MANUFACTURING - Certain of the Company's products are manufactured and packaged on a "co-pack" or "toll-pack" basis by third parties at agreed upon prices. The agreements with the co-packers have terms of one year and allow for periodic price adjustments. These agreements allow for either party to give a two months cancellation notice.

SALES - During the year ended December 31, 1994, the Company agreed to issue 30,000 shares of common stock to a distributor in the future provided that the distributor's portion of the Company's annual net sales exceed various levels ranging from $500,000 to $1,500,000. During the years ended December 31, 1997, 1996, and 1995 the distributor's portion of the Company's sales did not exceed the predetermined levels, therefor no shares of common stock were issued under the agreement.

401(K) PROFIT SHARING PLAN - The Company has a 401(K) profit sharing plan and trust that covers all non-union employees. Any non-union employees who have completed 1,000 hours of service within twelve consecutive months and have reached age 21 are eligible to participate in the plan. The plan became effective January 1, 1993 and has a plan year of January 1 through December
31. During 1997, 1996 and 1995 contributions to the plan charged to operations were $8,515, $9,065 and $6,837, respectively.

EMPLOYMENT AGREEMENTS - The Company has entered into employment agreements, with the president and a key employee of the Company. The agreements include a base salary, plus stock options [See Note 11]. Additionally, other benefits are provided including participation in the Company's incentive compensation plans. The current agreements cover three year periods ending December 31, 1998 and September 14, 2000.

INCENTIVE COMPENSATION PLANS - For the years ending December 31, 1996 and 1995, the Company approved a management and an employee compensation plans to compensate those individuals who contribute to the financial success of the Company. The plans were funded based on predetermined levels of pretax income
from the Company's operations.   For 1995, the management and employee plans
were funded as pretax earnings from operations, not including expenses attributable to acquisition activities, exceeded the predetermined level of $1,700,000 and $1,400,000, prior to the accrual of the incentive bonus expenses, respectively. Management and employee incentive compensation of $74,616 and $67,419, respectively was paid or accrued during 1995. For 1996 the plans were not funded as pretax earnings from operations did not exceed the predetermined levels.

For 1997, the Board of Directors established a combined incentive compensation plan for management and employees, which is funded based on the individual achieving specific personal objectives and upon the Company meeting predetermined sales revenues and pretax income from operations. For 1997 the plan was not funded as the individual's objectives and predetermined sales and earnings levels were not achieved.

NOTE 9 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 Accounting for Income taxes [FASB 109]. FASB 109 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards. At December 31, 1997 and 1996, the total of all deferred tax assets was $619,000 and $656,000 and the total of the deferred tax liabilities was $203,000 and $126,000. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company's future earnings, and other future events, the effects of which cannot be determined.

The components of income tax expense from continuing operations for the years ended December 31, 1997, 1996 and 1995 consist of the following:

                                             1997         1996         1995
                                         -----------  -----------  ----------
Current income tax expense:
 Federal                                 $      -     $    25,479  $   37,442
 State                                      10,816      101,432      69,142
                                         -----------  -----------  ----------
   Net tax expense                            10,816      126,911     106,584
                                         -----------  -----------  ----------

Deferred tax expense (benefit)
 arising from:
  Excess of tax over financial
   accounting depreciation               $    77,000  $    16,169  $   54,154
  Carryforward of excess contributions          -            -          5,200
  Use of federal NOL carryforwards           203,799      614,946     515,442
  Use of state NOL carryforwards              (1,941)        -         67,897
  Federal alternative minimum tax credit        -         (25,479)    (37,442)
  State alternative minimum tax credit       (10,816)        -        (68,342)
  Inventory 263A adjustment                   (8,112)      (1,771)       (360)
  State investment tax credits              (145,930)      21,549     (21,549)
                                         -----------  -----------  ----------
     Net deferred tax expense            $   114,000  $   625,414  $  515,000
                                         -----------  -----------  ----------

Deferred income tax expense results primarily from the reversal of temporary timing differences between tax and financial statement income.

A reconciliation of income tax expense at the federal statutory rate to income tax expense at the company's effective rate is as follows:

                                            1997         1996         1995
                                         -----------  -----------  ----------
Computed tax at the expected statutory
 rate                                    $   286,315  $   614,500  $  582,900
                                         -----------  -----------  ----------
State and local income taxes, net of
 federal benefit                              51,688      110,940     105,226
Non-deductible expenses                       18,923       11,792       9,734
Goodwill amortization                         16,855        9,832         -
State tax credits                           (145,930)       7,237         -

Effect of alternative minimum taxes            7,139        2,022     (22,708)
Other Items                                 (110,174)      (3,998)    (53,568)
                                         -----------  -----------  ----------
    Income tax expense                   $   124,816  $   752,325  $  621,584
                                         -----------  -----------  ----------

As of December 31, 1997 the Company has net tax operating loss (NOL) carryforwards available to offset its future income tax liability. The NOL carryforwards have been used to offset deferred taxes for financial reporting purposes. The Company has federal NOL carryforwards of $823,000 that expire in 2006 and 2012.

The temporary differences and carryforwards gave rise to the following deferred tax asset (liability) at December 31, 1997 and 1996:

                                             1997          1996
                                         -----------    -----------
Excess of tax over book accounting
 depreciation                            $ (203,000)    $  (126,000)
Inventory 263A adjustment                    15,610           7,498
State alternative minimum tax credits        82,338          71,522
Federal alternative minimum tax credits      93,903          93,903
State Investment Tax Credits                145,930            -
Benefit of future losses from discon-
 tinued operations                             -            231,277
Federal NOL carryforwards                   279,278         251,800
State NOL carry forwards                      1,941            -

The alternative minimum tax credits have no date of expiration and are available to offset the Company's future income tax liability. The state investment tax credits are from the purchase of manufacturing equipment and expire in March 2008.

As of December 31, 1997 and 1996 the deferred tax asset (liability) consisted of the following:
                                            1997            1996
                                         -----------    -----------
Current deferred tax assets              $   619,000    $   656,000
Deferred tax assets (liabilities)           (203,000)      (126,000)
                                         -----------    -----------
                                         $   416,000    $   530,000
                                         -----------    -----------

Management estimates that the Company will generate adequate net profits to offset net operating loss carryforwards prior to the expiration of the net operating loss carryforwards. Consequently, a deferred tax asset valuation allowance has not been accrued.

NOTE 10 - EARNINGS PER SHARE

The following data shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of potential dilutive common stock for the years ended December 31, 1997, 1996 and 1995:

                                            FOR THE YEARS ENDED DECEMBER 31,
                                             1997         1996         1995
                                         -----------  -----------  -----------
Income from continuing operations avail-
 able to common stockholders             $   717,287  $   446,967  $ 1,092,740
                                         -----------  -----------  -----------
Weighted average number of common
 shares outstanding used in basic
 earnings per share for the years
 ending                                   11,241,892   11,168,231    9,143,720

Effect of dilutive securities:
 Stock options                               254,316      650,906      443,217
 Stock warrants                                 -         339,402          -

Weighted number of common shares
 and potential dilutive common shares
 outstanding used in dilutive earning
 per share                                11,496,208   12,158,539   10,532,307
                                         -----------  -----------  -----------

The Company had at December 31, 1997, 1996 and 1995 options and warrants to purchase 1,019,995, 360,000 and 3,013,705 shares of common stock , respectively, at prices ranging from $1.34 to $2.10 per share, that were not included in the computation of diluted earnings per share because their effect was anti-dilutive (the options exercise price was greater than the average market price of the common shares).

The Company subsequent to the year ending December 31, 1997, issued options to employees, directors and a consultant to purchase 1,177,350 common shares at $1.015 to $1.14 per share, expiring on April 30, 2005 through March 25, 2008. In connection with the subsequent grant of options, 649,996 options held by directors either expired were canceled by the Company. The Company also subsequently issued 3,000 shares of restricted common stock to a consultant for services valued at $2,565.

NOTE 11 - STOCKHOLDERS' EQUITY

TREASURY STOCK - During 1997 and 1996 the Company purchased 352,700 and 396,035 shares of common stock for $407,053 and $594,053, respectively, on the open market to be retired by the Company.

SECONDARY OFFERING OF THE COMPANY'S UNITS - In September 1991 the Company completed a sale of 1,725,000 units. Each unit sold for $3.15 and consisted of 2 shares of common stock and one common stock purchase warrant. Gross proceeds from the sale of these units amounted to $5,433,750 and offering costs incurred were $913,113 (including $34,878 paid to related parties) for net proceeds of $4,520,637. Each warrant entitled the holder to purchase, at a price of $3.15, subject to adjustment, one share of common stock until September 18, 1993. In February 1993, the board approved lowering the exercise price to $1.50 per warrant. On September 6, 1993, the exercise period of the warrants was extended to September 18, 1995. The exercise period of the warrants was extended to March 18, 1996. As of December 31, 1996 and 1995, 1,712,682 and 11,290 of the warrants had been exercised with the remaining 1,028 warrants expiring.

In connection with the offering, the Company issued to the underwriter and its designees, for $100, an option to purchase from the Company up to 150,000 units. Each unit consists of two shares of common stock and one warrant. The option was exercisable during a four year period commencing September 18, 1992 at an exercise price of $3.78 per unit. The terms of the underwriter's common stock purchase warrants are identical to the warrants described above. As of December 31, 1996, 43,124 shares of common stock and 21,562 warrants had been issued upon the exercise of the option. The remaining 128,438 units and the 21,562 warrants issued on the exercise of the option expired, during 1996

COMMON STOCK ISSUANCES - During 1997 and 1996, the Company issued 5,000 and 30,000 shares of restricted common stock valued at $4,106 and $36,790, respectively, in exchange for services rendered. The Company issued during 1997 and 1996, 10,000 and 50,000 shares of stock, respectively, in connection with options exercised, under the 1993 stock option plan. During 1996, 1,712,682 warrants and 21,562 underwriter option units were exercised and 1,755,806 shares of common stock were issued. The warrants and underwriters options were issued in the Company's 1991 secondary offering.

During 1995, the Company issued 1,000 shares of restricted common stock valued at $744, in exchange for services rendered. The Company issued 48,500 shares of stock in connection with options exercised, under the 1993 stock option plan. Also during 1995, 11,290 warrants were exercised and 11,290 shares of common stock issued. The warrants were issued in the Company's 1991 secondary offering.

The restricted stock issued during the years ended December 31, 1997, 1996 and 1995 for non-cash consideration were valued at the mean between the closing bid as less 25%-35% attributable to the transferability restrictions of the stock.

The Company, subsequent to the year ended December 31, 1997, issued 3,000 restricted shares of common stock to a consultant for services valued at $2,565.

PREFERRED STOCK - The Company is authorized to issue 10,000,000 shares of no par value preferred stock with such rights and preferences and in such series as determined by the Board of Directors at the time of issuance. No shares are issued or outstanding as of December 31, 1997 and 1996.

STOCK OPTIONS - During the periods presented in the accompanying financial statements the Company has granted options under the 1993 Stock Options Plan (the Plan) and executive and other employment agreements. The Corporation has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans or other agreements. Had compensation cost for the Company's stock option plan and agreements been determined based on the fair value at the grant date for awards in 1997, 1996 and 1995 consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:
                                            1997         1996         1995
                                         -----------  -----------  -----------
Net Income                 As reported   $   717,287  $   446,967  $ 1,092,740
                           Proforma      $   714,407  $   443,278  $ 1,091,907

Basic earnings per share   As reported   $       .06  $       .04  $       .11
                           Proforma      $       .06  $       .04  $       .11

Diluted earnings per       As reported   $       .06  $       .04  $       .10
 share                     Proforma      $       .06  $       .04  $       .10
                               F-17

The fair value of each option granted is estimated on the date granted using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the period ended December 31, 1997, 1996 and 1995 risk-free interest rates of 6.3%, 6.3% and 6.2% expected dividend yields of zero, expected life of 5.6, 8.1 and 8.3 years, and expected volatility 45%, 48% and 50%.

1993 STOCK OPTION PLAN - During 1993 and later amended in 1995 and 1996, the Board of Directors adopted a Stock Option Plan (the Plan). Under the terms and conditions of the Plan, the board is empowered to grant stock options to employees, officers, directors and consultants of the Company. Additionally, the Board will determine at the time of granting the vesting provisions and whether the options will qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code (Section 422 provides certain tax advantages to the employee recipients). The Plan was approved by the shareholders of the Company at its 1993 annual shareholder meeting. The total number of shares of common stock available under the Plan may not exceed 3,250,000. At December 31, 1997 and 1996, total options available to be granted under the Plan amounted to 1,310,005 and 1,110,005.

A summary of the status of the options granted under the Company's stock option plan and other agreements at December 31, 1997, 1996 and 1995, and changes during the years then ended is presented below:

                  DECEMBER 31, 1997    DECEMBER 31, 1996    DECEMBER 31, 1995
                 -------------------  -------------------  -------------------
                            WEIGHTED             WEIGHTED             WEIGHTED
                            AVERAGE              AVERAGE               AVERAGE
                            EXERCISE             EXERCISE             EXERCISE
                   SHARES    PRICE     SHARES     PRICE      SHARES     PRICE
                 ---------  --------  ---------  --------  ---------- --------
Outstanding at
 beginning of
 period          2,041,495   $1.35    2,026,495   $1.22     1,479,995    $1.10
Granted            172,000   $1.24      400,000   $1.88       625,000    $1.50
Exercised          (10,000)  $ .93      (50,000)  $ .93       (48,500)   $ .93
Forfeited         (302,000)  $1.78     (315,000)  $1.30          -         -
Expired            (70,000)  $1.27      (20,000)  $ .93       (30,000)   $ .93
                 ---------  --------  ---------  --------  ---------- --------
Outstanding at
 end of Period   1,831,495   $1.28    2,041,495   $1.35     2,026,495    $1.23
                 ---------  --------  ---------  --------  ---------- --------
Weighted average
 fair value of
 options granted
 during the year   172,000   $.03       400,000    $.05       625,000     $.04
                 ---------  --------  ---------  --------  ---------- --------

A summary of the status of the options outstanding under the Company's stock option plans and employment agreements at December 31, 1997 is presented below:

                            WEIGHTED-
                             AVERAGE     WEIGHTED-                WEIGHTED-
RANGE OF                    REMAINING    AVERAGE                  AVERAGE
EXERCISE        NUMBER     CONTRACTUAL   EXERCISE     NUMBER      EXERCISE
 PRICES       OUTSTANDING     LIFE        PRICE     EXERCISABLE    PRICE
--------      -----------  -----------   --------   -----------   --------
$0.75    (a)    200,000    2 months      $  .75         200,000      $  .75
$0.93    (b)    581,500    7 years       $  .93         570,388      $  .93
$1.50    (c)    499,995    2 months      $ 1.50         499,995      $ 1.50
$1.50    (d)    200,000    3 years       $ 1.50         133,332      $ 1.50
$2.00    (e)     50,000    8 years       $ 2.00          40,278      $ 2.00
$1.87    (f)     70,000    3 years       $ 1.87          30,000      $ 1.87
$1.34    (g)    100,000    6 years          -            -           -
$2.03    (h)    100,000    8 years       $ 2.03        40,000      $ 2.03
$1.10    (i)     30,000    4 years       $ 1.10        30,000      $ 1.10
              ---------                             ---------
              1,831,495                             1,543,993

(a) Non-qualified stock options granted to non-employee Directors of the Company, which are exercisable at $.75 per share, have a vesting provision which requires both the participation of the recipient directors and a certain level of earnings. The options subsequently expired as of March 11, 1998.

(b) In December 1994, the Board of Directors granted stock options exercisable at $.93 per share to management, employees and directors amounting to 840,000 shares, consisting of 300,000 shares granted as non-statutory options and 540,000 shares granted as incentive stock options. The options contain vesting requirements relating to time and net profits.

(c) Non-qualified stock options granted to non-employee Directors of the Company, which are exercisable at $1.50 per share and expire on March 11, 1998. As of January 29, 1998, 399,994 options were canceled with the remaining 99,999 options expiring on March 11, 1998.

(d) Non-qualified options granted in July 1995, to two directors of the Company. Each director received options to purchase up to 100,000 shares of Common Stock at $1.50 per share, which vest as to one-third of the total number of shares at the end of each year following the date of grant and expire on July 27, 2000. The options subsequently were canceled as of January 29, 1998.

(e) Non-qualified options granted in July 1995, to two directors of the Company. Each director received options to purchase up to 25,000 shares at $2.00 per share which vest as to 1/36th of the total number of shares each month commencing August 1, 1995 and expire on July 27, 2005. The Options were subsequently canceled as of January 29, 1998.

Incentive stock options granted in March 1996, to the president of the Company in connection with an employment agreement, 30,000 of which vest upon execution of the agreement and 40,000 which vest on each year ending December 31, 1996, 1997 and 1998 in the event the Company attains certain levels of profitability for the respective years. These options expire March 14, 2001. During 1997 and 1996, the predetermined levels of profitability were not achieved and a total of 80,000 options were forfeited. The 70,000 remaining options exercise price was subsequently changed to $1.015 per share on January 29, 1998. The vesting provisions for the 40,000 options vesting December 31, 1998 was also changed to exclude the Company attaining certain levels of profitability.

(g) Incentive stock options to purchase 100,000 shares of common stock at $1.34 per share granted in September 1997, to the Chief Operating Officer. The options vest as to 16,667 on March 15, 1998 and the remaining 1/36th of the remaining 83,333 each month commencing April 15, 1998 through April 15, 2000, with all options expiring on September 14, 2003. The options exercise price was subsequently changed to $1.015 per share on January 29, 1998.

(h) Incentive stock options to purchase 100,000 shares of common stock at $2.03 per share granted in December 1995, to the Director of Sales and
Marketing for the Company in connection with an employment agreement.   The
options vest as to one-fifth of the total number of shares as of each December 31, 1996 through 2000, and expire on December 8, 2005. The options exercise price was subsequently changed to $1.015 per share on January 29, 1998.

(i) During May 1996, the Board on Directors granted incentive stock options to a consultant to purchase 72,000 shares of the common stock at $1.095 per share. The options vest as to 6,000 per month commencing March 22, 1997, with all options expiring on May 20, 2002. On July 31, 1997 42,000 of the options expired upon termination of the consultant's services.

The Company subsequent to the year ending December 31, 1997, issued options to employees, directors and a consultant to purchase 1,177,350 common shares at $1.015 to $1.14 per share, expiring on April 30, 2005 through March 25, 2008.

NOTE 12 - SIGNIFICANT CUSTOMERS

The Company sells its products through a network of independent food brokers who are paid commissions ranging from 3% to 5% of sales depending on products sold and selling price. A significant percentage of the Company's total sales is sold through 2 or fewer brokers. The following table lists the total sales from continuing operations through brokers that accounted for 10% or more of total sales:
                                                     DECEMBER 31,
                                         -------------------------------------
                                            1997         1996         1995
                                         -----------  -----------  -----------
     Broker A                            $     -      $ 5,191,525  $ 5,731,106
     Broker B                             1,940,461     1,851,824    1,852,410

NOTE 13 - ACQUISITION OF SUBSIDIARY

On May 20, 1996, the Company acquired all of the outstanding common stock of Alborough, Inc., (dba Emilia Romagna), in a business combination accounted for as a purchase. Alborough, Inc. is primarily engaged in the manufacturing of gourmet Italian foods. The results of operations of Alborough, Inc. is included in the accompanying financial statements since the date of acquisition. The total cost of the acquisition was $738,779, which exceeded the fair market value of the net assets of Alborough, Inc. by $609,938. The excess is recorded as goodwill and is being amortized over 15 years. The purchase price could increase significantly depending upon Alborough, Inc. meeting certain earnings performance criteria over the next 3 years. As of December 31, 1997, the purchase price had not increased as the earnings performance criteria had not been attained. The agreement between the parties provides that additional payments may be earned by Alborough, Inc.'s previous shareholders based on a percentage of gross margin attributable to sales made to specified customers. The sales must be made during a specified period of time and subject to certain minimum sales levels being achieved. No additional payments were made to the former shareholders of Alborough, Inc. as minimum sales to the specified customers had not been achieved during the year ended December 31, 1997. As of December 31,1997 Alborough, Inc. had been merged into the Parent.

NOTE 14 - DISCONTINUED OPERATIONS

During the first quarter of 1997 the Company adopted a plan to discontinue the quick service Italian restaurant locations and operations of AFDI, Inc. The business was disposed of during the second quarter of 1997. AFDI, Inc. is reported as a discontinued operation for the year ended December 31, 1996 and 1995. Net sales related to AFDI, Inc. for 1996 and 1995 were $125,429 and $0 respectively. These amounts have been reclassified to estimated loss from operations of AFDI, Inc. in the accompanying statement of operations. At December 31, 1997 AFDI, Inc is a dormant subsidiary of the Company.

The following is a condensed proforma statement of operations that reflects what the presentation would have been for the years ended December 31, 1996 and 1995 without the reclassifications required by "discontinued operations" accounting principles:
                                             1996            1995
                                         ------------   ------------
     Net Sales                           $ 15,430,458   $ 13,504,429
     Cost of goods sold                   (10,691,428)    (8,866,667)
     Other operating expenses              (3,623,401)    (3,043,082)
     Other income (expense)                   251,967        119,644
     Provision for taxes                     (575,817)      (621,584)
                                         ------------   ------------
     Net income                          $    791,779   $  1,092,740
                                         ------------   ------------
     Earnings per share                  $        .07   $        .10
                                         ------------   ------------

Net Assets/(liabilities) of AFDI, Inc. consisted of the following and have been reclassified in the accompanying financial statements at December 31:

                                                 1996           1995
                                             ------------   ------------
     Cash                                    $     17,303   $     12,265
     Inventories                                   19,404           -
     Property and equipment                       431,469          6,071
     Other assets                                  54,034        151,332
     Current liabilities                          (21,418)          -
     Loss on disposal of discontinued segment    (492,060)          -
     Loss from operations of discontinued
      operations                                  (83,877)          -
                                             ------------   ------------
     Net asset/(liability) of discontinued
      operations                             $    (75,145)  $    169,668
                                             ------------   ------------
NOTE 15 - LITIGATION

On June 11, 1997, Mass Marketing Services filed a lawsuit in Superior Court of San Diego County, California against the Company seeking damages for breach of contract, open book account and reasonable value of services rendered. The lawsuit arose after the Company terminated its sales representation agreement with Mass Marketing. Mass Marketing asserted that it is entitled to an additional ten months of commissions (approximately $100,000) and attorneys fees under the agreement. The parties agreed to arbitrate the dispute in San

Mateo County, California. No date has been set for the arbitration. Management cannot reasonably predict the ultimate outcome, but believes that it will not have a material effect on the Company's financial position. The Company intends to vigorously defend their position.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ARMANINO FOODS OF DISTINCTION, INC.


Dated: March 30, 1998               By/s/ William J. Armanino
                                      William J. Armanino, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


     Signature                         Capacity               Date


/s/ William J. Armanino         President, Treasurer,      March 30, 1998
William J. Armanino             Chief Executive Officer,
                                Chief Financial Officer,
                                Chairman of the Board

/s/ Deborah Armanino-LeBlanc    Vice President, Secretary  March 30, 1998
Deborah Armanino-LeBlanc        and Director

/s/ John J. Micek, III          Director                   March 30, 1998
John J. Micek, III

/s/ David Scatena               Director                   March 30, 1998
David Scatena

/s/ Robert M. Geller            Director                   March 30, 1998
Robert M. Geller

/s/ Tino Barzie                 Director                   March 30, 1998
Tino Barzie


/s/ Henry W. Poett, III         Director                   March 30, 1998
Henry W. Poett, III


/s/ Soren Svenningsen           Director                   March 30, 1998
Soren Svenningsen