Form 10-Q
period 1998-03-31
ARMANINO FOODS OF DISTINCTION INC /CO/
filed 1998-05-13
CIK 814339

                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                            FORM 10-Q

            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

                 For Quarter Ended March 31, 1998

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

           30588 San Antonio Street, Hayward, CA 94544
        -------------------------------------------------
        (Address of principal executive office) (Zip Code)

Registrant's telephone number, including area code: (510) 441-9300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                       Yes -X-     No -----

There were 11,246,399 shares of the Registrant's Common Stock outstanding as of March 31, 1998.

                  PART I - FINANCIAL INFORMATION

               ARMANINO FOODS OF DISTINCTION, INC.
              Condensed Consolidated Balance Sheets
                           (Unaudited)

     ASSETS

                                                     March 31,  December 31,
                                                       1998         1997
Current Assets:
  Cash and cash equivalents                         $   312,308  $   181,013
  Treasury bills, held to maturity                    2,482,030    2,975,403
  Accounts receivable                                 1,275,815    1,720,683
  Inventory                                           1,620,727    1,574,858
  Prepaid expenses                                      233,195      237,673
         Current deferred tax asset                     666,928      619,000

    Total Current Assets                              6,591,003    7,308,630

Property and Equipment, Net                           4,982,889    5,070,557

Other Assets:
  Deposits                                               13,000       13,000
  Goodwill, net                                         532,938      543,438

    Total Other Assets                                  545,938      556,438

    Total Assets                                    $12,119,830  $12,935,625

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued expenses             $   788,517  $ 1,228,607
  Notes payable                                              -            -
  Current portion of long-term debt                      69,365       67,797
  Line of credit payable                                     -       287,439

    Total Current Liabilities                           857,882    1,583,843

Deferred tax liability                                  203,000      203,000

Long-term debt                                          185,443      203,384

    Total Liabilities                                 1,246,325    1,990,227

Stockholders' Equity:
  Common stock                                       11,136,042   11,136,042
  Additional paid in capital                             22,311       22,311
  Accumulated deficit                                  (284,848)    (212,955)

    Total Stockholders' Equity                       10,873,505   10,945,398

    Total Liabilities and Stockholders' Equity      $12,119,830  $12,935,625

The accompanying notes are an integral part of these condensed financial statements. The balances for December 31, 1997 were taken from the audited financial statements at that date and condensed.

                  PART I - FINANCIAL INFORMATION

               ARMANINO FOODS OF DISTINCTION, INC.
         Condensed Consolidated Statements of Operations
          For the Quarter Ended March 31, 1998 and 1997
                           (Unaudited)

                                                   March 31,   March 31,
                                                     1998        1997

Net Sales                                         $3,723,423  $3,339,613

Cost of Goods Sold                                 2,877,922   2,349,861

    Gross Profit                                     845,501     989,752

Operating Expenses:
  General and administrative                         407,944     362,741
  Salaries and wages                                 268,629     335,511
  Commissions                                        105,488     109,344
  Advertising, demonstrations, promotions,
     and slotting allowances                         218,102     188,248

    Total Operating Expenses                       1,000,163     995,844

Income (Loss) From Operations                       (154,662)     (6,092)

Other Income                                          34,841      55,193

Income From Continuing Operations Before
     Income Taxes                                   (119,821)     49,101

Current Tax Expense                                        -      13,000

Deferred Tax Expense/(Benefit)                       (47,928)      7,623

Net Income/ (Loss)                                $  (71,893) $   28,478

Basic Earnings/(Loss) Per Common Share            $     (.01) $      .00

Weighted Average Common Shares Outstanding        11,246,399  11,585,877

Diluted Earnings/(Loss) Per Common Share          $     (.01) $      .00

Weighted Average Common Shares Outstanding
     Assuming Dilution                            11,246,399  11,837,180

The accompanying notes are an integral part of these condensed financial statements.

                  PART I - FINANCIAL INFORMATION

               ARMANINO FOODS OF DISTINCTION, INC.
         Condensed Consolidated Statements of Cash Flows
          For the Quarter Ended March 31, 1998 and 1997
                           (Unaudited)

                                                    March 31,   March 31,
                                                      1998        1997
Cash Flows From Operating Activities:
  Net income/(loss)                               $   (71,893) $   28,478
  Adjustment to reconcile net income to net
    cash (used for) provided by operations:
   Depreciation and amortization                      168,201     104,146
   Changes in assets and liabilities:
    Decrease in accounts receivable                   444,868     861,624
    (Increase)Decrease in inventories                 (45,869)     10,759
    (Increase)Decrease in prepaid expenses              4,478     (34,758)
    (Increase)Decrease in deferred tax assets         (47,928)      7,623
    (Decrease)in accounts payable and
     accrued expenses                                (440,090)   (310,938)
    Increase (Decrease) in net liabilities
      of discontinued operations                            -     (75,145)

      Total Adjustments                                83,660     563,311

Net Cash Provided By
  Operating Activities                                 11,767     591,789

Cash Flows To Investing Activities:
  Increase in deposits on future equipment
    Purchases                                               -  (1,137,910)
  Capital expenditures                                (70,033)   (  8,803)
  Reduction in U.S. treasury bills, net               493,373      50,911
     Net Cash provided (Used For)
       Investing Activities                           423,340  (1,095,802)

Cash Flows From Financing Activities:
  Issuance of common stock                                  -       9,250
  Payments on capital lease obligations               (16,373)     (6,127)
  Increase(decrease) in borrowings                   (287,439)    300,000
  Payments on notes payable                                 -     (15,837)

Net Cash Provided By (Used For) Financing
   Activities:                                       (303,812)    287,286
Net Increase (Decrease) In Cash and
  Cash Equivalents                                    131,295    (216,727)
Cash and Cash Equivalents Beginning of Period         181,013     742,856

Cash and Cash Equivalents End of Period            $  312,308   $ 526,129

The accompanying notes are an integral part of these condensed financial statement.

                  PART I - FINANCIAL INFORMATION
               ARMANINO FOODS OF DISTINCTION, INC.
       Notes to Condensed Consolidated Financial Statements
                          March 31, 1998
                           (Unaudited)

Note 1 - Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the December 31, 1997 audited financial statements for Armanino Foods of Distinction, Inc. The results of operations for the periods ended March 31, 1998 and 1997 are not necessarily indicative of the operating results for the full year.

     The condensed consolidated financial statements include the accounts of Armanino Foods of Distinction, Inc. ("Parent") and it's wholly-owned dormant subsidiary AFDI, Inc.

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

     Earnings Per Share   In February 1997, the Financial Accounting
Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share," which requires the Company to present basic and diluted earnings per share, instead of the primary and fully diluted earning per share. The computation of basic earnings per share is based on the weighted average number of shares outstanding during the periods presented. The computation of diluted earnings per shares is based on the weighted average number of outstanding common shares during the year plus, when their effect is dilutive, additional shares assuming the exercise of certain vested and non-vested stock options and warrants, reduced by the number of shares which could be purchased from the proceeds. Prior period earnings per share and weighted average shares have been restated to reflect the adoption of SFAS No. 128.

     In calculating earnings (loss) per common and common equivalent share, the net income was the same for the basic and diluted calculations. Additionally, the weighted average common shares and common equivalent shares outstanding for purposes of calculating earnings (loss) per share was as follows:

                                                     March 31,     March 31,
                                                       1998          1997
Weighted average common shares outstanding used in
basic earnings per share for the quarters ending     11,246,399   11,585,877

Effect of dilutive stock options                              -      251,263

Weighted average common shares and potential
dilutive common equivalent shares outstanding
used in dilutive earning per share                   11,246,399   11,837,180

                  PART I - FINANCIAL INFORMATION

               ARMANINO FOODS OF DISTINCTION, INC.
       Notes to Condensed Consolidated Financial Statements
                          March 31, 1998
                           (Unaudited)

     For the three months ended March 31, 1998 and 1997 the Company had 2,058,850 and 1,019,995 stock options that could potentially dilute earnings per share in the future that were not included in the diluted computation because to do so would have been antidilutive for the periods presented.

Note 2 - Inventory

     Inventory is carried at the lower of cost or market with cost being determined on the first-in, first-out method and consisted of the following at March 31, 1998 and December 31, 1997:

                                     March 31,         December 31,
                                       1998                1997
     Raw materials & supplies      $   674,562         $   666,007
     Finished goods                    946,165             908,851
                                   $ 1,620,727         $ 1,574,858

Note 3 - Related Party Transactions

     The Company incurred $5,340 and $10,256 respectively, for the three months ended March 31, 1998 and 1997, in accounting and consulting fees to Polly, Scatena, Gekakis & Co., an accounting firm, the managing partner of which is also a stockholder and director of the Company. Services provided by the accounting firm are an extension of the internal accounting functions of the Company, as well as management, business and systems consulting.

Note 4 - Incentive Compensation

     The Company has accrued $0 and $24,272 for the three months ended March 31, 1998 and March 31, 1997 respectively, for its management and employee incentive compensation plans. These amounts are based on achieving a predetermined level of sales, net income and personal goals and objectives. Accrued amounts are eligible for distribution only when the (1) predetermined level of sales and net income and (2) personal goals and objectives are achieved.

Note 5 - Property and Equipment

     Property and equipment consists of the following:

                                    March 31,    December 31,
                                      1998           1997

     Furniture & Office Equipment  $  277,667     $  263,913
     Plant Machinery & Equipment    4,525,601      4,469,322
     Leasehold Improvements         1,873,381      1,873,381

                                    6,676,649      6,606,616
     Accumulated Depreciation       1,693,760      1,536,059

                                   $4,982,889     $5,070,557
                                   ==========     ==========

     The Company's property, plant and equipment is pledged as collateral on a business line of credit.

Note 6 - Line of Credit

     As of March 31, 1998 and December 31, 1997, the Company had $0 and $287,439 respectively outstanding on a $500,000 business line of credit. The line of credit accrues interest at prime plus .75%. The line of credit matures in September 1998, and is secured by the Company's accounts receivable, inventory and equipment.

Note 7   Note Payable

     At March 31, 1997, the Company's subsidiary (prior to the merging of this subsidiary on December 31, 1997), Alborough, Inc. was obligated to pay a note in the amount of $16,236. The note provided for monthly payments of principal and interest at an annual rate of 10%. The final payment was made in June of 1997.

Note 8   Income Taxes

     Effective January 1, 1993 the Company adopted FASB Statement 109, "Accounting for Income Taxes."

     As of March 31, 1998 and December 31, 1997 the net deferred tax assets and liabilities consisted of the following:

                                    March 31,      December 31,
                                      1998            1997

     Current deferred tax asset    $  666,928      $  619,000
     Deferred Tax Liability          (203,000)       (203,000)

     Management estimates that the Company will generate adequate net profits to offset net operating loss carryforwards prior to the expiration of the net operating loss carryforwards. Consequently, a deferred tax asset valuation allowance has not been accrued.

Note 9   Stockholders' Equity

     For the quarter ended March 31, 1998, the Company canceled 919,996 previously issued stock options, held by employees, directors and a consultant, and granted to employees, directors and a consultant 1,447,350 stock options to purchase common shares at $1.015 to $1.14 per share expiring on April 30, 2005 through March 25, 2008. Also during the quarter ended March 31, 1998, 299,999 previously issued stock options expired.

     During the quarter ended March 31, 1997, the Company received $9,250, from issuance of 10,000 shares at $.925 in connection with options exercised, under the 1993 Stock Option Plan.

Note 10 - Acquisition of Subsidiary

     On May 20, 1996, the Company acquired all of the outstanding common stock of Alborough, Inc., (dba Emilia Romagna), in a business combination accounted for as a purchase. Alborough, Inc. was primarily engaged in the manufacturing of gourmet Italian foods. The results of operations of Alborough, Inc. is included in the accompanying financial statements since the date of acquisition. The total cost of the acquisition was $738,779, which exceeded the fair market value of the net assets of Alborough, Inc. by $609,938. The excess is recorded as goodwill and is being amortized over 15 years. The purchase price could increase significantly depending upon the gross margin attributable to sales made to certain specified customers over the 3 year period subsequent to the consummation of the purchase agreement. The agreement between the parties provides that additional payments may be earned by Alborough, Inc's former shareholders based on a percentage of gross margin attributable to sales made to specified customers. The sales must be made during a specified period of time and subject to certain minimum sales levels being achieved. As of March 31, 1998, no additional payments have been made to Alborough Inc.'s former shareholders as minimum sales to the specified customers had not been achieved. The Company does not anticipate that any additional payments will need to be made.

Note 11 - Discontinued Operations

     During the first quarter of 1997 the Company closed its quick service Italian restaurant locations and discontinued the operations of AFDI, Inc.
The Company completed the disposition of the business during the second quarter of 1997. AFDI, Inc. is reported as a discontinued operation for the year ended December 31, 1996. During the three months March 31, 1997, the net liability from discontinued operations had been reduced to $0.

                  PART I - FINANCIAL INFORMATION

ITEM II: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Quarter Ended March 31, 1998 v. Quarter Ended March 31, 1997

     Net sales for the quarter ended March 31, 1998 were $3,723,423 as compared to $3,339,613 for the quarter ended March 31, 1997 an increase of 11.5%. The increase in sales for the quarter is primarily attributable to a new customer that the Company began co-packing for in September of 1997. The Company's pesto product line also showed strong increases in the first quarter. This was the result of the Company's continued focus on expanding its customer base for this product line. These increases were partially offset, however, by weaker meatball and pasta product line sales. In the second quarter, the Company plans to introduce items from its entree line of products to the retail and foodservice markets.

     Cost of goods sold as a percentage of net sales increased from 70.4% for the quarter ended March 31, 1997 to 77.3% for the quarter ended March 31, 1998. This increase was primarily due to the new entree products being sold to a co-pack customer. Although showing continued improvement during the first quarter, the entree line experienced costs in excess of the Company's expectations.

     Gross profit decreased to 22.7% for the quarter ended March 31, 1998 from 29.6% for the quarter ended March 31, 1997. This decrease was primarily due to sales of the entree products.

     Operating expenses as a percentage of net sales were approximately 26.9% for the quarter ended March 31, 1998 as compared to 29.8% for the quarter ended March 31, 1997. The decrease in this percentage for the quarter is primarily due to the increase in sales. In absolute dollars general and administrative expenses increased for the first quarter of 1998 vs. 1997 primarily due to an increase in consulting fees and art and label design expense. The lower salaries expense was due to the allocation of some of the previous general and administrative employees to the Company s plant operations and therefore this expense is now included in cost of goods sold. Additionally, the departure of an employee involved with the operations of Alborough, Inc. (previously a wholly owned subsidiary) reduced this expense.

     The net loss was $71,893 for the quarter ended March 31, 1998 compared to net income of $28,478 for the quarter ended March 31, 1997. The decrease in net income for the first quarter of 1998 compared to the first quarter of 1997 is primarily attributed to lower gross margins due to the change in the product mix.

Quarter Ended March 31, 1998 v. Quarter Ended March 31, 1997

Liquidity and Capital Resources

     At March 31, 1998, the Company had working capital of $5,733,121, an increase of $8,334 from December 31, 1997. Current assets included $4,070,153 in cash and cash equivalents, U.S. treasury bills, and accounts receivable. Management believes that this level of working capital is adequate to meet anticipated needs for liquidity.

     During the three months ended March 31, 1998, cash provided by operating activities of the Company amounted to $11,767.

     On September 10, 1997, the Company renewed its $500,000 business loan line of credit with Wells Fargo Bank, in San Francisco, California. This loan provides for interest at prime plus .75% with a maturity date of September 10, 1998. At March 31, 1998 the Company had $0 outstanding under this line. The purpose of obtaining this line of credit is to afford the Company greater cash liquidity and management of its cash investments.

     The Company had made deposits on manufacturing equipment and leasehold improvements in the amount of $1,600,000 as of March 31, 1997. The equipment and leasehold improvements were placed in service during the third quarter of 1997 at the Hayward, California facility.

     On May 20, 1996, the Company purchased all of the outstanding stock of Alborough, Inc. (dba Emilia Romagna). The total cost of the acquisition was $738,779 including professional fees paid in relation to the acquisition. Additionally, the terms of the agreement include an "earn-out" formula which provides for payments to Alborough shareholders over a three year period based on certain performance criteria established. The purchase price could increase significantly depending upon Alborough, Inc. meeting certain earnings performance criteria over the 3 year period subsequent to the consummation of the purchase agreement. The agreement between the parties provides that additional payments may be earned by Alborough, Inc. shareholders based on a percentage of gross margin attributable to sales made to specified customers. The sales must be made during a specified period of time and subject to certain minimum sales levels being achieved. As of March 31, 1998, the Company has not incurred any additional cost due to this provision.

     The Company presently has no material commitments for capital expenditures.

                             PART II
                        OTHER INFORMATION

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

                              ARMANINO FOODS OF DISTINCTION, INC.

                              By /s/ William J. Armanino
Dated    May 8, 1998                  William J. Armanino, President
                                      Chief Executive Officer
                                      Chief Financial Officer
                                      Treasurer

                          EXHIBIT INDEX

     EXHIBIT                            METHOD OF FILING

27.  Financial Data Schedule       Filed herewith electronically