Form 10-Q
period 1998-06-30
ARMANINO FOODS OF DISTINCTION INC /CO/
filed 1998-08-11
CIK 814339

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

                       Yes -X-     No -----

There were 11,112,001 shares of the Registrant's Common Stock outstanding as of June 30, 1998.

                        PART I - FINANCIAL INFORMATION

                      ARMANINO FOODS OF DISTINCTION, INC.
                    Condensed Consolidated Balance Sheets
                                  (Unaudited)

                                    ASSETS
                                                    June 30,    December 31,
                                                      1998         1997
                                                   -----------  -----------
Current Assets:
  Cash and cash equivalents                        $   320,355  $   181,013
  Treasury bills, held to maturity                   2,475,517    2,975,403
  Accounts receivable                                1,256,989    1,720,683
  Inventory                                          1,551,256    1,574,858
  Prepaid expenses                                     234,188      237,673
  Current deferred tax asset                           594,571      619,000
                                                   -----------  -----------
     Total Current Assets                            6,432,876    7,308,630

Property and Equipment, Net                          4,919,921    5,070,557

Other Assets:
  Deposits                                              13,000       13,000
  Goodwill, net                                        522,438      543,438
                                                   -----------  -----------
     Total Other Assets                                535,438      556,438
                                                   -----------  -----------
     Total Assets                                  $11,888,235  $12,935,625
                                                   ===========  ===========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued expenses            $   587,727  $ 1,228,607
  Current portion of long-term debt                     70,969       67,797
  Line of credit payable                                  -         287,439
                                                   -----------  -----------
     Total Current Liabilities                         658,696    1,583,843

Deferred tax liability                                 203,000      203,000
Long-term debt                                         167,216      203,384
                                                   -----------  -----------
     Total Liabilities                               1,028,912    1,990,227

Stockholders' Equity:
  Common stock                                      11,008,373   11,136,042
  Additional paid in capital                            22,311       22,311
  Accumulated deficit                                 (171,361)    (212,955)
                                                   -----------  -----------
     Total Stockholders' Equity                     10,859,323   10,945,398
                                                   -----------  -----------
     Total Liabilities and Stockholders' Equity    $11,888,235  $12,935,625
                                                   ===========  ===========

The accompanying notes are an integral part of these condensed financial statements. The balances for December 31, 1997 were taken from the audited financial statements at that date and condensed.

                          PART I - FINANCIAL INFORMATION

                        ARMANINO FOODS OF DISTINCTION, INC.
                  Condensed Consolidated Statements of Operations
                    For the Quarter Ended June 30, 1998 and 1997
                                  (Unaudited)

                                                     June 30,     June 30,
                                                      1998         1997
                                                   -----------  -----------

Net Sales                                          $ 3,766,082  $ 3,747,112
Cost of Goods Sold                                   2,629,518    2,527,114
                                                   -----------  -----------
     Gross Profit                                    1,136,564    1,219,998

Operating Expenses:
  General and administrative                           412,351      382,893
  Salaries and wages                                   290,634      311,173
  Commissions                                           95,810       70,128
  Advertising, demonstrations, promotions,
    and slotting allowances                            192,476      201,952
                                                   -----------  -----------
    Total Operating Expenses                           991,271      966,146

Income From Operations                                 145,293      253,852

Other Income                                            43,851       54,674
                                                   -----------  -----------
Income From Continuing Operations Before
  Income Taxes                                         189,144      308,526

Current Tax Expense                                      3,300       84,000

Deferred Tax Expense                                    72,357       38,428
                                                   -----------  -----------

Net Income                                         $   113,487  $   186,098

Basic Earnings Per Common Share                    $       .01  $       .02
                                                   -----------  -----------

Weighted Average Common Shares Outstanding          11,230,154   11,501,851
                                                   ===========  ===========

Diluted Earnings Per Common Share                  $       .01  $       .02
                                                   -----------  -----------

Weighted Average Common Shares Outstanding
  Assuming Dilution                                 11,370,013   11,668,360
                                                   ===========  ===========

The accompanying notes are an integral part of these condensed financial statements.

                         PART I - FINANCIAL INFORMATION

                       ARMANINO FOODS OF DISTINCTION, INC.
                  Condensed Consolidated Statements of Operations
                  For the Six Months Ended June 30, 1998 and 1997
                                  (Unaudited)

                                                    June 30,     June 30,
                                                      1998         1997
                                                   -----------  -----------

Net Sales                                          $ 7,489,505  $ 7,086,725
Cost of Goods Sold                                   5,507,440    4,876,975
                                                   -----------  -----------
     Gross Profit                                    1,982,065    2,209,750

Operating Expenses:
  General and administrative                           820,295      745,642
  Salaries and wages                                   559,263      646,684
  Commissions                                          201,298      179,472
  Advertising, demonstrations, promotions,
    and slotting allowances                            410,578      390,200
                                                   -----------  -----------
     Total Operating Expenses                        1,991,434    1,961,998

Income (Loss) From Operations                           (9,369)     247,752

Other Income                                            78,692      109,867
                                                   -----------  -----------

Income From Continuing Operations Before
  Income Taxes                                          69,323      357,619

Current Tax Expense                                      3,300       97,000

Deferred Tax Expense                                    24,429       46,051
                                                   -----------  -----------

Net Income                                         $    41,594  $   214,568

Basic Earnings Per Common Share                    $       .00  $       .02
                                                   -----------  -----------

Weighted Average Common Shares Outstanding          11,283,232   11,543,632
                                                   ===========  ===========

Diluted Earnings Per Common Share                  $       .00  $       .02
                                                   -----------  -----------

Weighted Average Common Shares Outstanding
  Assuming Dilution                                 11,355,336   11,752,519
                                                   ===========  ===========

The accompanying notes are an integral part of these condensed financial statements.

                         PART I - FINANCIAL INFORMATION

                       ARMANINO FOODS OF DISTINCTION, INC.
                  Condensed Consolidated Statements of Cash Flows
                  For the Six Months Ended June 30, 1998 and 1997
                                 (Unaudited)

                                                    June 30,     June 30,
                                                      1998         1997
                                                   -----------  -----------
Cash Flows From Operating Activities:
  Net income/(loss)                                $    41,594  $   214,568
  Adjustment to reconcile net income to net
   cash (used for) provided by operations:
    Depreciation and amortization                      336,324      209,509
    Changes in assets and liabilities:
     Decrease in accounts receivable                   463,694      729,229
     Decrease in inventories                            23,602      109,534
     (Increase)Decrease in prepaid expenses              3,485      (68,825)
     Decrease in deferred tax assets                    24,429      143,051
     (Decrease)in accounts payable and
      accrued expenses                                (640,880)    (404,766)
     (Decrease) in net liabilities
      of discontinued operations                          -         (75,145)
                                                   -----------  -----------
     Total Adjustments                                 210,654      642,587
                                                   -----------  -----------
Net Cash Provided By Operating Activities              252,248      857,155

Cash Flows To Investing Activities:
  Increase in deposits on future equipment
   purchases                                              -      (1,493,201)
  Capital expenditures                                (164,688)     (51,275)
  Reduction in U.S. treasury bills, net                499,886      317,321
                                                   -----------  -----------
Net Cash provided (Used For) Investing
  Activities                                           335,198   (1,227,155)
                                                   -----------  -----------
Cash Flows From Financing Activities:
  Issuance of common stock                                -           9,250
  Purchase of Treasury stock                          (127,669)    (367,958)
  Payments on capital lease obligations                (32,996)     (12,254)
  Proceeds/(Payment) on short term borrowings         (287,439)     392,970
  Payments on note payable                                -         (32,073)
                                                   -----------  -----------
Net Cash Provided By (Used For) Financing
 Activities                                           (448,104)     (10,065)
                                                   -----------  -----------
Net Increase (Decrease) In Cash and
  Cash Equivalents                                     139,342     (380,065)
Cash and Cash Equivalents Beginning of Period          181,013      742,856
                                                   -----------  -----------
Cash and Cash Equivalents End of Period            $   320,355  $   362,791
                                                   ===========  ===========

The accompanying notes are an integral part of these condensed financial statements.

                        PART I - FINANCIAL INFORMATION
                      ARMANINO FOODS OF DISTINCTION, INC.
             Notes to Condensed Consolidated Financial Statements
                                June 30, 1998
                                 (Unaudited)

Note 1 - Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the December 31, 1997 audited financial statements for Armanino Foods of Distinction, Inc. The results of operations for the periods ended June 30, 1998 and 1997 are not necessarily indicative of the operating results for the full year.

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

                        PART I - FINANCIAL INFORMATION
                      ARMANINO FOODS OF DISTINCTION, INC.
             Notes to Condensed Consolidated Financial Statements
                                June 30, 1998
                                 (Unaudited)

Note 1 - Continued

     The weighted average common shares and common equivalent shares outstanding for purposes of calculating earnings (loss) per share was as follows:

                                                 June 30,     June 30,
                                                   1998         1997
                                                ----------   ----------
Weighted average common shares outstanding
used in basic earnings per share for the
six months ending                               11,238,232   11,543,632

Effect of dilutive stock options                   117,104      208,887
                                                ----------   ----------

Weighted average common shares and potential
dilutive common equivalent shares outstanding
used in dilutive earning per share              11,355,336   11,752,519
                                                ==========   ==========


     For the six months ended June 30, 1998 the Company had 87,150 stock options that could potentially dilute earnings per share in the future that were not included in the diluted computation because to do so would have been antidilutive for the periods presented.

     The June 30, 1998 financial statements reflect that the shareholders approved a 1 for 300 reverse stock split and a 300 for 1 forward stock split, wherein in lieu of issuing the fractional share that resulted from the reverse split to the shareholders of record of less than 300 shares, immediately prior to the reverse split, the Company is making a cash payment of $.95 per share, the average daily closing price for the ten days prior to the June 16, 1998 effective date. (See Note 8)

Note 2 - Inventory

     Inventory is carried at the lower of cost or market with cost being determined on the first-in, first-out method and consisted of the following at June 30, 1998 and December 31, 1997:

                                                 June 30,    December 31,
                                                   1998         1997
                                                ----------   ------------

     Raw materials & supplies                   $  566,641   $  666,007
     Finished goods                                984,615      908,851
                                                ----------   ----------
                                                $1,551,256   $1,574,858
                                                ==========   ==========

                        PART I - FINANCIAL INFORMATION
                      ARMANINO FOODS OF DISTINCTION, INC.
             Notes to Condensed Consolidated Financial Statements
                                June 30, 1998
                                 (Unaudited)

Note 3 - Related Party Transactions

     The Company incurred $9,135 and $13,958 respectively, for the six months ended June 30, 1998 and 1997, in accounting and consulting fees to Polly, Scatena, Gekakis & Co., an accounting firm, the managing partner of which is also a stockholder and director of the Company. Services provided by the accounting firm are an extension of the internal accounting functions of the Company, as well as management, business and systems consulting.

Note 4 - Incentive Compensation

     The Company has accrued $0 and $82,128 for the six months ended June 30, 1998 and June 30, 1997 respectively, for its management and employee incentive compensation plans. These amounts are based on achieving a predetermined level of sales, net income and personal goals and objectives. Accrued amounts are eligible for distribution only when the (1) predetermined level of sales and net income and (2) personal goals and objectives are achieved.

Note 5 - Property and Equipment

     Property and equipment consists of the following:

                                        June 30,     December 31,
                                         1998           1997
                                      ----------     ------------

     Furniture & Office Equipment     $  277,667     $  263,913
      Plant Machinery & Equipment      4,603,243      4,469,322
     Leasehold Improvements            1,890,394      1,873,381
                                      ----------     ----------

                                       6,771,304      6,606,616
     Accumulated Depreciation          1,851,383      1,536,059
                                      ----------     ----------
                                      $4,919,921     $5,070,557
                                      ==========     ==========

      The Company's property, plant and equipment is pledged as collateral on a business line of credit.

Note 6 - Line of Credit

     As of June 30, 1998 and December 31, 1997, the Company had $0 and $287,439 respectively outstanding on a $500,000 business line of credit. The line of credit accrues interest at prime plus .75%. The line of credit matures in September 1998, and is secured by the Company's accounts receivable, inventory and equipment.

                        PART I - FINANCIAL INFORMATION
                      ARMANINO FOODS OF DISTINCTION, INC.
             Notes to Condensed Consolidated Financial Statements
                                June 30, 1998
                                 (Unaudited)

Note 7 - Income Taxes

     The Company accounts for income taxes in accordance with FASB Statement 109, "Accounting for Income Taxes."


     As of June 30, 1998 and December 31, 1997 the net deferred tax assets and liabilities consisted of the following:

                                       June 30,      December 31,
                                         1998           1997
                                      ----------     ------------
     Current deferred tax asset       $  594,571     $  619,000
     Deferred Tax Liability             (203,000)      (203,000)

     Management estimates that the Company will generate adequate net profits to offset net operating loss carryforwards prior to the expiration of the net operating loss carryforwards. Consequently, a deferred tax asset valuation allowance has not been accrued.

Note 8 - Stockholders' Equity

     As of June 30, 1998, the Company had 1,929,750 outstanding stock options to purchase the Company's stock at prices ranging from $.925 to $1.14 per share to employees, directors and a consultant, expiring on January 28, 2000 through March 25, 2008. During the six months ended June 30, 1998, the Company canceled 919,996 previously issued stock options, held by employees, directors and a consultant and granted 1,447,350 stock options to purchase common shares at $1.015 to $1.14 per share expiring on January 28, 2000 though March 25, 2008. Also during the six months ended June 30, 1998, 330,099 previously issued stock options were forfeited or expired.

     During the six months ended June 30, 1997, the Company received $9,250, from issuance of 10,000 shares at $.925 in connection with options exercised, under the 1993 Stock Option Plan.

     In June 1998, the Company accrued $127,669 for payments to be made to the holders of 134,388 shares of the Company's common stock which were cancelled in conjunction with the 1 for 300 reverse and 300 for 1 forward stock splits, which were approved at the May 1998 shareholder meeting. The purpose of the stock splits was to reduce cost of administering shareholder accounts and decreasing the amount of time spent by the Company's management responding to shareholder requests. The stock splits decrease the cost by eliminating shareholders of record with less than 300 shares, who accounted for less than 1% of the outstanding stock, but accounted for approximately 85% of the total number of shareholders prior to the reverse and forward stock splits.

                        PART I - FINANCIAL INFORMATION
                      ARMANINO FOODS OF DISTINCTION, INC.
             Notes to Condensed Consolidated Financial Statements
                                June 30, 1998
                                 (Unaudited)

Note 9 - Acquisition of Subsidiary

     On May 20, 1996, the Company acquired all of the outstanding common stock of Alborough, Inc., (dba Emilia Romagna), in a business combination accounted for as a purchase. Alborough, Inc. was primarily engaged in the manufacturing of gourmet Italian foods. The results of operations of Alborough, Inc. is included in the accompanying financial statements since the date of acquisition. The total cost of the acquisition was $738,779, which exceeded the fair market value of the net assets of Alborough, Inc. by $609,938. The excess is recorded as goodwill and is being amortized over 15 years. The purchase price could increase significantly depending upon the gross margin attributable to sales made to certain specified customers over the 3-year period subsequent to the consummation of the purchase agreement. The agreement between the parties provides that additional payments may be earned by Alborough, Inc.'s former shareholders based on a percentage of gross margin attributable to sales made to specified customers. The sales must be made during a specified period of time and subject to certain minimum sales levels being achieved. As of June 30, 1998, no additional payments have been made to Alborough Inc.'s former shareholders as minimum sales to the specified customers had not been achieved. The Company does not anticipate that any additional payments will need to be made.

                       PART I - FINANCIAL INFORMATION
         ITEM II:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

Quarter and Six Months Ended June 30, 1998 v. Quarter and Six Months Ended June 30, 1997

     Net sales for the quarter ended June 30, 1998 were $3,766,082, as compared to $3,747,112 for the quarter ended June 30, 1997. For the six months ended June 30, 1998, net sales were $7,489,505 as compared to $7,086,725 for the six months ended June 30, 1997. The increase is primarily attributable to strong increases in the pesto product line sales and initial sales of sauced entrees to a co-pack customer. These increases were offset by lower sales of the Company's meatball product line to a club store customer. The increases experienced in the sales of the pesto product line were the result of the Company's focus on expansion of the customer base for this product line. Sales of the entree product line included sales primarily to one co-pack customer. During the second quarter of 1998, the Company started developing additional entree products to support the sales effort in this area. As of June 30, 1998, the Company has not yet obtained any significant sales of the entree products other than sales to its co-pack customer. As of May 31, 1998, the Company ceased production and sales of the co-pack customer's products. No further production for this customer is anticipated. During the five months ended May 31, 1998, sales to this customer amounted to approximately $800,000. The Company expects that profitability will not be negatively impacted due to the reduction in sales to this customer.

     Cost of goods sold as a percentage of net sales increased from 67.4% for the quarter ended June 30, 1997 to 69.8% for the quarter ended June 30, 1998. Cost of goods sold as a percentage of net sales increased from 68.8% for the six months ended June 30, 1997 to 73.5% for the six months ended June 30, 1998. The increase for both the quarter and six months ended June 30, 1998 was primarily due to costs associated with the entree product line. Although showing continuing improvement, the Company experienced higher than expected costs in the production of these products for a co-pack customer. The combination of higher production costs and lower than expected sales of the entree products, other than the co-pack customer, contributed to the higher cost of goods sold percentage for the quarter and six months ended.

     Operating expenses as a percentage of net sales were approximately 26.3% for the quarter ended June 30, 1998 as compared to 25.7% for the quarter ended June 30, 1997. Operating expenses for the first six months of 1998 were 26.6% as compared to 27.7% for the first six months of 1997. The small increase during the quarter was primarily due to relatively flat sales. The decrease for the six months was primarily due to higher sales for the six months period. In absolute dollars, general and administrative expenses increased for the first quarter and six months of 1998 vs. 1997 primarily due to an increase in consulting fees and art and label design expense. The lower salaries expense was due to the allocation of some of the previous general and administrative employees to the Company's plant operations and therefore this expense is now included in cost of goods sold. Additionally, the departure of an employee, during the first quarter of 1997, involved with the operations of Alborough, Inc. (previously a wholly owned subsidiary) reduced this expense.

                       PART I - FINANCIAL INFORMATION

          ITEM II:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

     Net income from continuing operations was $113,487 for the quarter ended June 30, 1998 compared to $186,098 for the quarter ended June 30, 1997. Net income from continuing operations was $41,594 for the six months ended June 30, 1998 compared to $214,568 for the six months ended June 30, 1997. The decrease in net income for the quarter and six months was due to higher cost involved in the manufacture of the entree product line. This had the biggest impact during the first quarter of 1998.

Quarter and Six Months Ended June 30, 1998 v. Quarter and Six Months Ended June 30, 1997

Liquidity and Capital Resources

     At June 30, 1998, the Company had working capital of $5,774,180, an increase of $49,393 from December 31, 1997. Current assets included $4,052,861 in cash and cash equivalents, U.S. treasury bills, and accounts receivable. Management believes that this level of working capital is adequate to meet anticipated needs for liquidity.

     During the six months ended June 30, 1998, cash provided by operating activities of the Company amounted to $252,248.

     On September 10, 1997, the Company renewed its $500,000 business loan line of credit with Wells Fargo Bank, in San Francisco, California. This loan provides for interest at prime plus .75% with a maturity date of September 10, 1998. At June 30, 1998 the Company had $0 outstanding under this line. The purpose of obtaining this line of credit is to afford the Company greater cash liquidity and management of its cash investments.

     The Company had made deposits on manufacturing equipment and leasehold improvements in the amount of $1,600,000 as of June 30, 1997. The equipment and leasehold improvements were placed in service during the third quarter of 1997 at the Hayward, California facility.

     On May 20, 1996, the Company purchased all of the outstanding stock of Alborough, Inc. (dba Emilia Romagna). The total cost of the acquisition was $738,779 including professional fees paid in relation to the acquisition. Additionally, the terms of the agreement include an "earn-out" formula which provides for payments to Alborough shareholders over a three-year period based on certain performance criteria established. The purchase price could increase significantly depending upon Alborough, Inc. meeting certain earnings performance criteria over the 3-year period subsequent to the consummation of the purchase agreement. The agreement between the parties provides that additional payments may be earned by Alborough, Inc. shareholders based on a percentage of gross margin attributable to sales made to specified customers. The sales must be made during a specified period of time and subject to certain minimum sales levels being achieved. As of June 30, 1998, the Company has not incurred any additional cost due to this provision.

     The Company presently has no material commitments for capital expenditures.

Year 2000 Compliance

     Management has addressed the concerns of potential year 2000 computing problems, both internally and with external parties, and believes that significant additional costs will not be incurred because of this circumstance.

                                  PART II
                             OTHER INFORMATION

II.  Other Information

     Item 1. Legal Proceedings.
             None

     Item 2. Changes In Securities
             None

     Item 3. Defaults Upon Senior Securities
             None

     Item 4. Submission Of Matters To A Vote Of Security Holders.

             On May 21, 1998, the Company held an Annual Meeting of Shareholders at which William J. Armanino, Deborah Armanino-LeBlanc, John J. Micek, III, David Scatena, Robert M. Geller, Tino Barzie, Henry W. Poett, III, and Soren Svenningsen were each reelected to the Board of Directors. In addition, the Company' shareholders ratified the appointment of Pritchett, Siler & Hardy, P.C. as the Company's auditors and approved a proposed 1-for-300 reverse stock split followed by a 300-for-1 forward stock split.
The following sets forth the votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, as to each of the matters presented at the meeting:

ELECTION OF DIRECTORS

          Nominees                    For                    Withheld

     William J. Armanino          9,203,596 Shares         81,119 Shares
     Deborah Armanino-LeBlanc     9,204,863 Shares         79,852 Shares
     John J. Micek, III           8,973,896 Shares        310,819 Shares
     David Scatena                9,185,818 Shares         98,897 Shares
     Robert M. Geller             9,185,683 Shares         99,032 Shares
     Tino Barzie                  9,158,457 Shares        126,258 Shares
     Henry W. Poett, III          9,185,818 Shares         98,897 Shares
     Soren Svenningsen            9,185,318 Shares         99,397 Shares

APPOINTMENT OF PRITCHETT, SILER & HARDY, P.C.

               For                 Against               Abstentions

       9,316,621 Shares          37,943 Shares          56,409 Shares

PROPOSED REVERSE AND FORWARD STOCK SPLIT

      For              Against          Abstentions     Broker Non-Votes

8,967,214 Shares    132,229 Shares     68,926 Shares    116,346 Shares

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

                                 ARMANINO FOODS OF DISTINCTION, INC.


Date:  August 11, 1998           By: /s/ William J. Armanino
                                    William J. Armanino, President
                                    Chief Executive Officer
                                    Chief Financial Officer