Form 10-Q
period 1998-09-30
ARMANINO FOODS OF DISTINCTION INC /CO/
filed 1998-11-09
CIK 814339

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For Quarter Ended September 30, 1998

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

                       Yes -X-     No -----

There were 10,127,369 shares of the Registrant's Common Stock outstanding as of October 12, 1998.

                       PART I - FINANCIAL INFORMATION

                      ARMANINO FOODS OF DISTINCTION, INC.
                     Condensed Consolidated Balance Sheets
                                 (Unaudited)
     ASSETS
                                              September 30,   December 31,
                                                  1998            1997
                                              -------------   ------------
Current Assets:
  Cash and cash equivalents                    $   424,146    $   181,013
  Treasury bills, held to maturity               3,242,036      2,975,403
  Accounts receivable                              870,304      1,720,683
  Inventory                                      1,253,700      1,574,858
  Prepaid expenses                                 305,053        237,673
  Current deferred tax asset                       542,673        619,000
                                               -----------    -----------
     Total Current Assets                        6,637,912      7,308,630

Property and Equipment, Net                      4,795,059      5,070,557

Other Assets:
  Deposits                                          13,000         13,000
  Goodwill, net                                    511,938        543,438
                                               -----------    -----------
     Total Other Assets                            524,938        556,438
                                               -----------    -----------
     Total Assets                              $11,957,909    $12,935,625
                                               ===========    ===========

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued expenses        $   689,706    $ 1,228,607
  Current portion of long-term debt                 67,391         67,797
  Line of credit payable                              -           287,439
                                               -----------    -----------
     Total Current Liabilities                     757,097      1,583,843

Deferred tax liability                             203,000        203,000

Long-term debt                                     153,528        203,384
                                               -----------    -----------
     Total Liabilities                           1,113,625      1,990,227

Contingent Liabilities                             155,000           -

Stockholders' Equity:
  Common stock                                  10,765,438     11,136,042
  Additional paid in capital                        22,311         22,311
  Accumulated deficit                              (98,465)      (212,955)
                                               -----------    -----------
     Total Stockholders' Equity                 10,689,284     10,945,398
                                               -----------    -----------
     Total Liabilities and Stockholders'
      Equity                                   $11,957,909    $12,935,625
                                               ===========    ===========

The accompanying notes are an integral part of these condensed financial statements. The balances for December 31, 1997 were taken from the audited financial statements at that date and condensed.

                       ARMANINO FOODS OF DISTINCTION, INC.
                 Condensed Consolidated Statements of Operations
                For the Quarter Ended September 30, 1998 and 1997
                                 (Unaudited)

                                              September 30,  September 30,
                                                  1998           1997
                                              -------------  -------------

Net Sales                                      $ 2,836,209    $ 3,807,454
Cost of Goods Sold                               1,809,996      2,626,888
                                               -----------    -----------
     Gross Profit                                1,026,213      1,180,566

Operating Expenses:
  General and administrative                       298,273        417,428
  Salaries and wages                               192,213        196,372
  Commissions                                       91,523         67,451
  Advertising, demonstrations, promotions,
   and slotting allowances                         184,157        239,297
                                               -----------    -----------
     Total Operating Expenses                      766,166        920,548

Income From Operations                             260,047        260,018
Other Income                                        42,447         43,564
                                               -----------    -----------
Income From Continuing Operations Before
  Income Taxes                                     302,494        303,582
Current Tax Expense                                 25,950         81,967
Deferred Tax Expense                                95,048         39,466
                                               -----------    -----------
Income from Continuing Operations
  Before Extraordinary Loss                    $   181,496    $   182,149

Extraordinary (Loss) (net of income
  Taxes of $72,400)                               (108,600)          -
                                               -----------    -----------
Net Income                                     $    72,896    $   182,149
                                               -----------    -----------
Basic Earnings Per Share:
  Income from Continuing Operations            $       .02    $       .02
  Loss from an Extraordinary Item                     (.01)           .00
                                               -----------    -----------
Basic Earnings Per share                       $       .01    $       .02
                                               -----------    -----------
Weighted Average Common Shares
  Outstanding                                   11,109,103     11,244,769
                                                ==========     ==========
Diluted Earnings Per Share:
  Income from Continuing Operations            $       .02    $       .02
  Loss from an Extraordinary Item                     (.01)           .00
                                               -----------    -----------
Diluted Earnings Per Share                     $       .01    $       .02
                                               -----------    -----------
Weighted Average Common Shares
  Outstanding Assuming Dilution                 11,109,103     11,483,365
                                                ==========     ==========

The accompanying notes are an integral part of these condensed financial statements.

                       ARMANINO FOODS OF DISTINCTION, INC.
                 Condensed Consolidated Statements of Operations
              For the Nine Months Ended September 30, 1998 and 1997
                                 (Unaudited)

                                              September 30,  September 30,
                                                  1998           1997
                                              ------------   ------------

Net Sales                                      $10,325,714    $10,894,179
Cost of Goods Sold                               7,317,436      7,503,863
                                               -----------    -----------
     Gross Profit                                3,008,278      3,390,316

Operating Expenses:
  General and administrative                     1,118,568      1,163,070
  Salaries and wages                               751,476        843,056
  Commissions                                      292,821        246,923
  Advertising, demonstrations, promotions,
   and slotting allowances                         594,735        629,497
                                               -----------    -----------
     Total Operating Expenses                    2,757,600      2,882,546

Income From Operations                             250,678        507,770

Other Income                                       121,139        153,431
                                               -----------    -----------

Income From Continuing Operations Before
  Income Taxes                                     371,817        661,201

Current Tax Expense                                 29,250        178,967

Deferred Tax Expense                               119,477         85,517
                                               -----------    -----------
Income from Continuing Operations
  Before Extraordinary Loss                    $   223,090    $   396,717

Extraordinary (Loss) (net of income
  Taxes of $72,400)                               (108,600)          -
                                               -----------    -----------
Net Income                                     $   114,490    $   396,717

Basic Earnings Per Share:
  Income from Continuing Operations            $       .02    $       .03
  Loss from an extraordinary item                     (.01)           .00
                                               -----------    -----------
Basic Earnings Per share                       $       .01    $       .03
                                               -----------    -----------
Weighted Average Common Shares Outstanding      11,194,716     11,444,730
                                                ==========     ==========
Diluted Earnings Per Share:
  Income from Continuing Operations            $       .02    $       .03
  Loss from an extraordinary item                     (.01)           .00
                                               -----------    -----------
Diluted earnings per share                     $       .01    $       .03
                                               -----------    -----------
Weighted Average Common Shares Outstanding
  Assuming Dilution                             11,272,785     11,662,520
                                                ==========     ==========

The accompanying notes are an integral part of these condensed financial statements.

                       ARMANINO FOODS OF DISTINCTION, INC.
                Condensed Consolidated Statements of Cash Flows
             For the Nine Months Ended September 30, 1998 and 1997
                                 (Unaudited)

                                              September 30,  September 30,
                                                  1998           1997
                                              ------------   ------------
Cash Flows From Operating Activities:
  Net income                                   $   114,490    $   396,717
  Adjustment to reconcile net income to
   net cash provided by operations:
    Depreciation and amortization                  504,447        319,427
    Changes in assets and liabilities:
     Decrease in accounts receivable               850,379        652,014
     (Increase) Decrease in inventories            321,158       (308,285)
     Increase in prepaid expenses                  (67,380)      (148,281)
     Decrease in deferred tax assets                76,327         85,517
     Increase (Decrease)in accounts payable
      and accrued expenses                        (538,901)        61,454
     Increase in income taxes payable                 -           178,967
     (Decrease) in net liabilities
      of discontinued operations                      -           (75,145)
     Increase in contingent liabilities-
      extraordinary item                           155,000           -
                                               -----------    -----------
     Total Adjustments                           1,301,030        765,668
                                               -----------    -----------
Net Cash Provided By
  Operating Activities                           1,415,520      1,162,385

Cash Flows To Investing Activities:
  Decrease in deposits on future equipment
   purchases                                          -           464,610
  Capital expenditures                            (197,449)    (2,492,405)
  Purchase/Reduction of U.S. Treasury
   Bills, net                                     (266,633)     2,528,449
                                               -----------    -----------
     Net Cash Provided By (Used For)
      Investing Activities                        (464,082)       500,654
                                               -----------    -----------
Cash Flows From Financing Activities:
  Issuance of common stock                            -            13,356
  Purchase of Treasury stock                      (370,604)      (407,053)
  Payments on capital lease obligations            (50,262)       (18,381)
  Proceeds/(Payment) on short term borrowings     (287,439)          -
  Payments on note payable                            -           (32,073)
                                               -----------    -----------
Net Cash (Used For) Financing Activities:         (708,305)      (444,151)
                                               -----------    -----------

Net Increase In Cash and Cash Equivalents          243,133      1,218,888

Cash and Cash Equivalents Beginning of Period      181,013        742,856
                                               -----------    -----------

Cash and Cash Equivalents End of Period        $   424,146    $ 1,961,744
                                               ===========    ===========

The accompanying notes are an integral part of these condensed financial statement.

                        ARMANINO FOODS OF DISTINCTION, INC.
               Notes to Condensed Consolidated Financial Statements
                               September 30, 1998
                                  (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. It is suggested that these condensed consolidated financial statements be read in conjunction with the December 31, 1997 audited financial statements and notes thereto for Armanino Foods of Distinction, Inc. The results of operations for the periods ended September 30, 1998 and 1997 are not necessarily indicative of the operating results for the full year.

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

     Earnings Per Share - The Company calculates earnings per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share," which requires the Company to present basic and diluted earnings per share. The computation of basic earnings per share is based on the weighted average number of shares outstanding during the periods presented. The computation of diluted earnings per shares is based on the weighted average number of outstanding common shares during the year plus, when their effect is dilutive, additional shares assuming the exercise of certain vested and non-vested stock options and warrants, reduced by the number of shares which could be purchased from the proceeds.

     The weighted average common shares and common equivalent shares outstanding for purposes of calculating earnings (loss) per share was as follows:

                                                September 30,  September 30,
                                                    1998           1997
                                                -------------  -------------

Weighted average common shares outstanding
used in basic earnings per share for the nine
months ending                                    11,194,716      11,444,730

Effect of dilutive stock options                     78,069         217,790
                                                 ----------      ----------

Weighted average common shares and potential
dilutive common equivalent shares outstanding
used in dilutive earning per share               11,272,785      11,662,520
                                                 ==========      ==========

                        ARMANINO FOODS OF DISTINCTION, INC.
               Notes to Condensed Consolidated Financial Statements
                               September 30, 1998
                                  (Unaudited)

NOTE 1 - CONTINUED

     For the nine months ended September 30, 1998 the Company had 1,862,350 stock options that could potentially dilute earnings per share in the future that were not included in the diluted computation because to do so would have been antidilutive for the periods presented.

     The September 30, 1998 financial statements reflect that the shareholders approved a 1 for 300 reverse stock split and a 300 for 1 forward stock split, wherein in lieu of issuing the fractional share that resulted from the reverse split to the shareholders of record of less than 300 shares, immediately prior to the reverse split, the Company made a cash payment of $.95 per share, the average daily closing price for the ten days prior to the June 16, 1998 effective date. (See Note 8)

NOTE 2 - INVENTORY

     Inventory is carried at the lower of cost or market with cost being determined on the first-in, first-out method and consisted of the following at September 30, 1998 and December 31, 1997:

                                September 30,      December 31,
                                    1998               1997
                                -------------      ------------

     Raw materials & supplies    $  459,816         $  666,007
     Finished goods                 793,884            908,851
                                 ----------         ----------
                                 $1,253,700         $1,574,858
                                 ==========         ==========

NOTE 3 - RELATED PARTY TRANSACTIONS

     The Company incurred $20,130 and $23,788 respectively, for the nine months ended September 30, 1998 and 1997, in accounting and consulting fees to Polly, Scatena, Gekakis & Co., an accounting firm, the managing partner of which is also a stockholder and director of the Company. Services provided by the accounting firm are an extension of the internal accounting functions of the Company, as well as management, business and systems consulting.

NOTE 4 - INCENTIVE COMPENSATION

     The Company has accrued $0 and $50,000 for the nine months ended September 30, 1998 and September 30, 1997 respectively, for its management and employee incentive compensation plans. These amounts are based on achieving a predetermined level of sales, net income and personal goals and objectives. Accrued amounts are eligible for distribution only when the (1) predetermined level of sales and net income and (2) personal goals and objectives are achieved.

                        ARMANINO FOODS OF DISTINCTION, INC.
               Notes to Condensed Consolidated Financial Statements
                               September 30, 1998
                                  (Unaudited)

NOTE 5 - PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                     September 30,      December 31,
                                         1998              1997
                                     -------------      ------------

     Furniture & Office Equipment     $  296,673         $  263,913
     Plant Machinery & Equipment       4,608,948          4,469,322
     Leasehold Improvements            1,891,986          1,873,381
                                      ----------         ----------
                                       6,797,607          6,606,616
     Accumulated Depreciation          2,002,548          1,536,059
                                      ----------         ----------
                                      $4,795,059         $5,070,557
                                      ==========         ==========

      The Company's property, plant and equipment is pledged as collateral on a business line of credit.

NOTE 6 - LINE OF CREDIT

     As of September 30, 1998 and December 31, 1997, the Company had $0 and $287,439 respectively outstanding on a $500,000 business line of credit. The line of credit accrues interest at prime plus .75%. The line of credit matures in September 1999, and is secured by the Company's accounts receivable, inventory and equipment.

NOTE 7 - INCOME TAXES

     The Company accounts for income taxes in accordance with FASB Statement 109, "Accounting for Income Taxes."

     As of September 30, 1998 and December 31, 1997 the net deferred tax assets and liabilities consisted of the following:

                                     September 30,      December 31,
                                        1998                1997
                                     -------------      ------------

     Current deferred tax asset       $  542,673          $  619,000
     Deferred Tax Liability             (203,000)           (203,000)

     Management estimates that the Company will generate adequate net profits to offset net operating loss carryforwards prior to the expiration of the net operating loss carryforwards. Consequently, a deferred tax asset valuation allowance has not been accrued.

NOTE 8 - STOCKHOLDERS' EQUITY

     As of September 30, 1998, the Company had 1,862,350 outstanding stock options to purchase the Company's stock at prices ranging from $.925 to $1.14 per share to employees, directors and a consultant, expiring on January 28, 2000 through March 25, 2008. During the nine months ended September 30, 1998, the Company canceled 919,996 previously issued stock options, held by employees, directors and a consultant and granted 1,447,350 stock options to

                        ARMANINO FOODS OF DISTINCTION, INC.
               Notes to Condensed Consolidated Financial Statements
                               September 30, 1998
                                  (Unaudited)

NOTE 8 - CONTINUED

purchase common shares at $1.015 to $1.14 per share expiring on January 28, 2000 though March 25, 2008. Also during the nine months ended September 30, 1998, 496,499 previously issued stock options were forfeited or expired.

     During the six months ended June 30, 1997, the Company received $9,250, from issuance of 10,000 shares at $.925 in connection with options exercised, under the 1993 Stock Option Plan.

     In July 1998, the Company paid $127,669 to the holders of 134,388 shares of the Company's common stock which were cancelled in conjunction with the 1 for 300 reverse and 300 for 1 forward stock splits, which were approved at the May 1998 shareholder meeting. The purpose of the stock splits was to reduce cost of administering shareholder accounts and decreasing the amount of time spent by the Company's management responding to shareholder requests. The stock splits decrease the cost by eliminating shareholders of record with less than 300 shares, who accounted for less than 1% of the outstanding stock, but accounted for approximately 85% of the total number of shareholders prior to the reverse and forward stock splits.

     On September 4, 1998 the Company's board of directors approved a stock buy-back plan to purchase $1,000,000 of the Company's stock on the open market. As of September 30, 1998, the Company purchased 622,500 shares on the open market for $624,691.

NOTE 9 - ACQUISITION OF SUBSIDIARY

     On May 20, 1996, the Company acquired all of the outstanding common stock of Alborough, Inc., (dba Emilia Romagna), in a business combination accounted for as a purchase. Alborough, Inc. was primarily engaged in the manufacturing of gourmet Italian foods. The results of operations of Alborough, Inc. is included in the accompanying financial statements since the date of acquisition. The total cost of the acquisition was $738,779, which exceeded the fair market value of the net assets of Alborough, Inc. by $609,938. The excess is recorded as goodwill and is being amortized over 15 years. The purchase price could increase significantly depending upon the gross margin attributable to sales made to certain specified customers over the 3-year period subsequent to the consummation of the purchase agreement. The agreement between the parties provides that additional payments may be earned by Alborough, Inc.'s former shareholders based on a percentage of gross margin attributable to sales made to specified customers. The sales must be made during a specified period of time and subject to certain minimum sales levels being achieved. As of September 30, 1998, no additional payments have been made to Alborough Inc.'s former shareholders as minimum sales to the specified customers had not been achieved. The Company does not anticipate that any additional payments will need to be made.

                        ARMANINO FOODS OF DISTINCTION, INC.
               Notes to Condensed Consolidated Financial Statements
                               September 30, 1998
                                  (Unaudited)

NOTE 10 - EXTRAORDINARY ITEM

     The Company entered into a sales representative agreement with Mass Marketing Services in February 1994 under which Mass Marketing assisted Armanino Foods in selling its product to "club stores" including Price Club and Costco. In January 1997 the Company, based on its view that Mass Marketing had breached the Agreement which had contributed to the Company losing its club store business, terminated the Agreement and paid Mass Marketing approximately $23,380, estimated to be the equivalent of two months' commissions.

     In 1997, Mass Marketing initiated a lawsuit in San Diego, California, claiming that it had not breached the Agreement and demanding additional termination payments as called for by the Agreement in the event of a termination without cause. The issue was submitted to arbitration in July 1998, and in September the arbitrator awarded Mass Marketing damages in the total amount of $167,342. Pending the Company's action to overturn the award, which it considered erroneous, the parties settled the claim for $145,000.

     The Company has accrued $155,000 for the award including legal fees to be incurred. The total amount of $181,000, including legal fees incurred to date, is classified as an extraordinary item for the quarter and nine months ended September 30, 1998.

         ITEM II: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1998 V. QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1997

     Net sales for the quarter ended September 30, 1998 were $2,836,209, as compared to $3,807,454 for the quarter ended September 30, 1997. For the nine months ended September 30, 1998, net sales were $10,325,714 as compared to $10,894,179 for the nine months ended September 30, 1997. The decrease in sales for the quarter and nine months is primarily attributable to lower sales of the Company's meatball product line to a club-store customer. The lower sales of meatballs for the nine months were partially offset by five months of sales of entree products to a co-pack customer. Additionally increases in sales of the pesto product line helped offset some of the meatball sales decreases. The increases in sales of the pesto product were the result of the Company's focus on expansion of the customer base for this product line. The Company is presently developing entree products to support the sales effort in this area. As of September 30, 1998, the Company has not obtained significant sales of the entree products, other than to its co-pack customer during the five months ended May 31, 1998.

     Cost of goods sold as a percentage of net sales decreased from 69% for the quarter ended September 30, 1997 to 63.8% for the quarter ended September 30, 1998. Cost of goods sold as a percentage of net sales increased from 68.9% for the nine months ended September 30, 1997 to 70.9% for the nine months ended September 30, 1998. The decrease in this percentage for the current quarter is due to the shift in the product mix due to lower meatball product line sales which carried lower margins than both the pesto and the pasta product lines. For the nine months, cost of goods sold as a percentage of sales increased primarily due to the costs associated with the entree product line. Although showing continuing improvement, the Company experienced higher than expected costs in the production of these products for a co-pack customer. The combination of higher production costs and lower than expected sales of the entree products, other than the co-pack customer, contributed to the higher cost of goods sold percentage for the nine months ended September 30, 1998.

     Operating expenses as a percentage of net sales were approximately 27% for the quarter ended September 30, 1998 as compared to 24.2% for the quarter ended September 30, 1997. Operating expenses for the first nine months of 1998 were 26.7% as compared to 26.5% for the first nine months of 1997. The increase in this percentage for the quarter and the nine months is primarily due to lower sales experienced for these periods. In absolute dollars, general and administrative expenses decreased for the third quarter and nine months of 1998 vs. 1997 primarily due to a decrease in consulting fees. The lower salaries expense was due to two positions being vacant during the third quarter of 1998. The increase in the dollar amount of commissions was primarily due to assigning in-house accounts to a broker at the end of 1997.

     Net income from continuing operations was $181,496 for the quarter ended September 30, 1998 compared to $182,149 for the quarter ended September 30, 1997. Net income from continuing operations was $223,090 for the nine months ended September 30, 1998 compared to $396,717 for the nine months ended September 30, 1997. The decrease in net income from continuing operations for the quarter and nine months was due to higher costs involved with the entree product line. This had the biggest impact during the first and second quarters of 1998.

     Net income was $72,896 for the quarter ended September 30, 1998 compared to $182,149 for the quarter ended September 30, 1997. Net income was $114,490 for the nine months ended September 30, 1998 compared to $396,717 for the nine months ended September 30, 1997. The decrease in the third quarter and nine months was primarily due to an extraordinary charge of $108,600 net of income tax effect, as a result of a settlement of a lawsuit involving the termination of a sales representation contract with the Company's former club store broker. Additionally, the net income for the nine months was lower due to costs involved in manufacturing entree products for a co-pack customer.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1998, the Company had working capital of $5,880,815, an increase of $156,028 from December 31, 1997. Current assets included $4,536,486 in cash and cash equivalents, U.S. treasury bills, and accounts receivable. Management believes that this level of working capital is adequate to meet anticipated needs for liquidity.

     During the nine months ended September 30, 1998, cash provided by operating activities of the Company amounted to $1,415,521.

     On September 8, 1998, the Company renewed its $500,000 business loan line of credit with Wells Fargo Bank, in San Francisco, California. This loan provides for interest at prime plus .75% with a maturity date of September 10, 1999. At September 30, 1998 the Company had $0 outstanding under this line. The purpose of obtaining this line of credit is to afford the Company greater cash liquidity and management of its cash investments.

     The Company had made deposits on manufacturing equipment and leasehold improvements in the amount of $1,600,000 as of June 30, 1997. The equipment and leasehold improvements were placed in service during the third quarter of 1997 at the Hayward, California facility.

     On May 20, 1996, the Company purchased all of the outstanding stock of Alborough, Inc. (dba Emilia Romagna). The total cost of the acquisition was $738,779 including professional fees paid in relation to the acquisition. Additionally, the terms of the agreement include an "earn-out" formula which provides for payments to Alborough shareholders over a three-year period based on certain performance criteria established. The purchase price could increase significantly depending upon Alborough, Inc. meeting certain earnings performance criteria over the 3-year period subsequent to the consummation of the purchase agreement. The agreement between the parties provides that additional payments may be earned by Alborough, Inc. shareholders based on a percentage of gross margin attributable to sales made to specified customers. The sales must be made during a specified period of time and subject to certain minimum sales levels being achieved. As of September 30, 1998, the Company has not incurred any additional cost due to this provision.

     On September 4, 1998 the Company's board of directors approved a stock buy-back plan to purchase Company stock up to $1,000,000. As of September 30, 1998, the Company paid approximately $243,000 for common stock purchased on the open market. The Company paid an additional $757,000 subsequent to September 30, 1998, for the remaining stock purchases.

     The Company presently has no material commitments for capital expenditures.

YEAR 2000 COMPLIANCE

     In 1998, the Company began assessing the various issues relating to the year 2000. During 1998 the Company has upgraded its accounting application software which has been certified by the manufacturer to be year 2000 compliant. The accounting software includes sales order, inventory, accounts receivable, accounts payable, general ledger as well as other modules.

     The Company is in the process of evaluating the information technology systems. An outside firm will be used for the initial evaluation and testing of the Company's internal network of LAN's, the payroll processing system and production related processing equipment.

     The Company has incurred approximately $2,000 on upgrading software. It is estimated that approximately $10,000 will be spent on evaluating and testing current systems during the fourth quarter of 1998 and first quarter of 1999. Additional costs would involve purchasing new computer equipment or converting parts in processing equipment. The Company will have estimates for these additional costs by December 31, 1998.

     The Company is planning to review its external relationships in order to determine the impact which may arise from its dealings with customers, suppliers and service providers.

     The Company sells to approximately 250 customers. One customer accounts for approximately 22% of total sales. The Company is in the process of analyzing systems in order to implement Electronic Data Interchange. At the present time this customer would be the only trading partner with E.D.I. transactions. Contact is ongoing with this customer in order to insure that they will be year 2000 compliant. Surveys will be sent to the remaining customers by March 31, 1999 to attempt to determine the extent of their compliance with the year 2000 issues. The Company does not expect a material adverse affect from any single customer in this group. However, if a large number of customers in this group ceased operations, the Company would be negatively impacted. Management is unable to quantify this risk at this time.

     The Company has not yet initiated formal contingency planning processes to mitigate the risk to the Company if any vendors or customers are not prepared for the year 2000. The Company intends to complete this process by June 30, 1999.

     The Company anticipates completion of the year 2000 project by the end of the second quarter of 1999. There is considerable work remaining and unforeseen difficulties may adversely affect the Company's ability to complete its systems modifications correctly, completely, on time or within its cost estimates. Additionally, there can be no assurance that third parties that the Company deals with will resolve their year 2000 issues completely and timely. Failure to complete the year 2000 project on time could have a material adverse affect on future operating results and financial condition.

                         PART II -OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On June 11, 1997, Mass Marketing Services filed a lawsuit in Superior Court of San Diego County, California against the Company seeking damages for breach of contract, open book account and reasonable value of services rendered. The lawsuit arose after the Company terminated its sales representation agreement with Mass Marketing. Mass Marketing asserted that it was entitled to an additional ten months of commissions payment under a non solicitation provision and attorneys fees under the agreement. The parties agreed to arbitrate the dispute and the case was submitted to arbitration in July 1998. The arbitrator awarded Mass Marketing damages in the total amount of $167,342. Pending the Company's action to overturn the award, which it considered erroneous, the parties settled the claim for $145,000.

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

ARMANINO FOODS OF DISTINCTION, INC.



By: /s/ William J. Armanino        Dated: November 5, 1998
    William J. Armanino
    President
    Chief Executive Officer
    Chief Financial Officer
    Treasurer

                                 EXHIBIT INDEX

     EXHIBIT                              METHOD OF FILING

27.  Financial Data Schedule         Filed herewith electronically