Form 10-K
period 1998-12-31
ARMANINO FOODS OF DISTINCTION INC /CO/
filed 1999-03-30
CIK 814339

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-K

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

            For the Fiscal Year ended:  December 31, 1998

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

                                 Yes  [X] No [ ]

As of March 24, 1999, 1,945,081 Shares of the Registrant's Common Stock were outstanding. The aggregate market value of voting stock of the Registrant held by non-affiliates was approximately $3,262,000.

Documents incorporated by reference: Part III is incorporated by reference to the Registrant's Proxy Statement relating to the Annual Meeting of Shareholders to be held May 20, 1999.

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

ITEM 1.  BUSINESS.

THE COMPANY

     Armanino Foods of Distinction, Inc. (the "Company") is engaged in the production and marketing of upscale and innovative frozen food products, including primarily pesto and other Italian-style sauces, stuffed and flat pasta products, focaccia, meatballs and entree products.

     The Company's business began in 1978 as Armanino Frozen Foods, a division of Armanino Marketing Corp., which started producing frozen pesto sauce and eventually developed most of the Company's present line of products. In January 1987, substantially all of the business conducted by Armanino Frozen Foods division was transferred to Armanino Foods of Distinction, Inc., a Delaware corporation ("Armanino-Delaware"). In February 1988, Armanino-Delaware was acquired by the Company in a stock exchange transaction in which Armanino-Delaware became a wholly-owned subsidiary of the Company. In December 1990, Armanino-Delaware was merged into the Company.

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

     In April 1990, the Company effected a one for six reverse split of the shares of the Company's Common Stock outstanding; in April 1991, the Company effected a one for fifteen reverse split of the shares of the Company's Common Stock outstanding; in June 1998, the Company effected a one for 300 reverse split immediately followed by a 300 for one forward split of the shares of the Company's Common Stock outstanding; and in January 1999, the Company effected a one for five reverse split of the shares of the Company's Common Stock outstanding. All financial and share data in this Report gives retroactive effect to the reverse splits.

     The Company's offices are presently located at 30588 San Antonio Street, Hayward, California 94544, and its telephone number is (510)441-9300.

PRODUCTS

    The Company's line of frozen products presently includes pesto sauces, stuffed pastas and pasta sheets as well as value-added specialty Italian pastas, focaccia, meatballs and entree products. These products are marketed through a network of food brokers and sold to retail and foodservice distributors, club type stores and industrial accounts. Several of these products are sold under separate labels, including the Armanino label, and the Italian Holiday and Pasta Regina labels which services the mass type feeding demands of certain foodservice customers. The products and the labels they bear are identified as such in each product's category described below.

    The Company presently markets a line of pesto sauces which are available in four varieties, Basil, Cilantro, Dried Tomato-Garlic and Roasted Red Bell Pepper based sauces under the Armanino label. Basil, Dried Tomato Garlic and Roasted Red Bell Pepper pesto sauces are available to the Company's retail, foodservice and industrial customers, and the Cilantro pesto is available to foodservice customers only.

    The Company also markets one other frozen sauce. This is a Pepperonata sauce, which is available to its foodservice customers.

    The Company markets several lines of frozen pastas, namely stuffed pastas and pasta sheets, cooked and uncooked.

    The Company's line of frozen stuffed pastas, both cooked and uncooked, includes meat and cheese ravioli; cheese and tri-color raviolini; meat and cheese tortellini and tri-color tortellini/capelleti style, manicotti and stuffed shells. The meat and cheese ravioli and meat and cheese tortellini are available to the Company's retail and foodservice customers. The remaining pastas sold by the Company are available to its foodservice customers only, as follows:

     (a)  all other stuffed pastas named above;

     (b)  gnocchi -- Potato; and

     (c)  pasta sheets (used for lasagna).

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

     The Company's frozen meatballs presently include two varieties -- beef meatballs and turkey, beef, pesto meatballs. The beef meatball line is available to its retail customers under the Armanino label; and the Turkey, Beef, Pesto meatball line is available to its retail customers under the Armanino label as well as to foodservice customers under the Italian Holiday label.

     The Company presently markets a plain frozen foccacia. The focaccia is available in 1/4 sheets (1/4 sheet is approximately eight inches by twelve inches), precooked frozen and sold to foodservice customers.

NEW PRODUCTS

     The Company continues to research potential Italian entree line opportunities. The Company plans to introduce a number of new Italian entree products to its foodservice and in-store deli customers during 1999.

     The Company is also continuing to research and develop additional frozen sauces for the foodservice and retail market. During the first quarter of 1999, the Company introduced "S.F." (specially formulated) Pesto for Pizza to its foodservice customers. Additionally, the Company plans to introduce chicken ravioli and tortellini to its retail customers during the second quarter of 1999. With respect to the Company's foodservice line, the Company is currently researching the addition of new sauces, stuffed pastas and entree products to its line during 1999.

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

     Also during the third quarter of 1997, the Company completed expansion of its manufacturing operations to include multi-purpose manufacturing and assembly equipment for entree line items including lasagna, cannelloni, manicotti; pasta sheets and specialty pastas such as tortellini and tortelloni, as well as other entree line items. To complement this line further, kettles were also purchased to manufacture sauces for this line as well as a refrigeration system for quick cooling of product and new packaging equipment.

     In 1998, the Company streamlined the pasta special product line (such as tortellini and raviolini) by moving the production of these products from the entree line to the ravioli line. The move increased manufacturing capacity and efficiency of both lines.

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

     Certain tortellini products were manufactured for the Company by the San Francisco Pasta Company ("S.F. Pasta") of Hayward, California. The Company has an agreement with S.F. Pasta pursuant to which that company manufactures and packages these products based on the Company's proprietary formulas at a set price. At present, the Company purchases this product based on S.F. Pasta's proprietary formulas, on a private label basis at a set price. S.F. Pasta has agreed to keep the Company's recipes confidential. The Company began manufacturing and packaging these products in-house during the third quarter of 1998 and utilizes S.F. Pasta on an emergency basis only.

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

     With regard to the production of frozen pesto sauces, pasta and Italian line of entree products at the Company's own facilities, the Company is responsible for the supervision of the above-mentioned quality assurance measures and has employed its own in-house quality control personnel to assure that the Company's processing and sanitation compliances are met. The Company also performs process analysis as well as microbiological and nutritional analysis of all its in-house production, and uses a Modesto, California laboratory firm to assist in this testing. The Company completed its Hazard Analysis and Critical Control Points program, required by USDA regulations. The Company implemented this program subsequent to receiving approval of the program by the U.S.D.A. in January 1999.

     All raw materials are purchased from approved suppliers by manufacturers on contract where specific requirements on quality, size, and packing medium must be met, or on a spot market basis where prior specifications have been met or qualified by testing.

DISTRIBUTION AND MARKETING

     The Company's products are marketed through a network of food brokers and sold to retail, foodservice, club-type stores, and industrial accounts.
During the third quarter of 1998, the Company appointed DOT Foods to distribute the Company's line of products to new and existing customers on a non-exclusive national basis. DOT Foods is a master distributor servicing both regional and national distributors. Approximately 30% of the Company's sales are currently handled by DOT Foods.

     For the year ended December 31, 1998, three independent brokers, Progressive Marketing, Herspring and Kelley-Clarke, Inc. accounted for approximately 18%, 16% and 14%, respectively, of the sales of the Company.

     For the year ended December 31, 1997, one independent broker, Kelley-Clarke, Inc., accounted for approximately 13% of the sales of the Company.

     For the year ended December 31, 1996, two independent brokers, Mass Marketing Services, Inc. and Kelley-Clarke, Inc. (previously Ibbotson, Berri and DeNola), accounted for approximately 34% and 12%, respectively, of the sales of the Company.

     The loss of brokers or distributors who represent a significant amount of sales could have a materially adverse effect on the business of the Company. However, the Company believes that once brokers or distributors have established accounts with customers such as supermarket chains, the termination of a broker or distributor will not generally affect sales to such customers when another broker or distributor serving the area is available, or the Company is able to take over marketing responsibilities.

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

RAW MATERIALS

     The Company primarily uses basil, vegetables, vegetable oil, eggs, dairy products, cooked meat, bread crumbs, flour, garlic, tomato puree and sauce (concentrated), herbs and spices in packaging its products. There are ample supplies of these raw materials and the Company anticipates no raw material supply shortages in the foreseeable future.

COMPETITION

     The Company faces substantial competition in its business. Because many of the Company's products are sold frozen, they have a relatively shorter shelf life and are more expensive than many competing dried products and products packed in cans or jars. Although these types of competing products are marketed by some companies which have significantly greater financial and other resources than those of the Company, including advertising budgets, the Company markets its products on the basis of quality and natural ingredients rather than price.

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

EMPLOYEES

     As of March 10, 1999, the Company employed 35 persons on a full-time basis and two on a part-time basis. The Company also presently uses one to two persons on a full-time basis, as needed, from a temporary employment service.

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

     The Company uses the name "Armanino" as trademark for its products. However, no trademark application has been filed for Armanino. In November 1995, the Company received a trademark registration for the mark Italian Holiday from the U.S. Patent and Trademark office. This trademark is used by the Company on certain of its frozen stuffed pasta products and meatball products.

     In August 1998, the Company received a trademark registration for the mark Pasta Regina from the U.S. Patent & Trademark Office. The Company uses this mark on certain of its flat and filled pastas, including ravioli and tortellini sold to foodservice, industrial and retail accounts.

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

ITEM 2.  PROPERTIES.

     The Company leases approximately 24,375 square feet of office, production and warehouse space located at 30588 San Antonio Street, Hayward, California, 94544. The base rent is $7,720 per month through July 31, 2000. The monthly rental will increase effective on August 1, 2000 and August 1, 2002 based upon the increase in the Consumer Price Index on those dates with a minimum of 3.5% cumulative annual increase and a maximum of a 7% cumulative annual increase. The lease expires on August 9, 2003 with an option to extend the term for two periods of five years each. In addition to the base rent the Company is required to pay all utilities, expenses, maintain insurance on the property and pay any increases in real estate taxes on the property.

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

ITEM 3.  LEGAL PROCEEDINGS.

     The Company is not a party to any material legal proceeding.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the Company's shareholders during the fourth quarter of the year ended December 31, 1998.

                                   PART II

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     PRINCIPAL MARKET OR MARKETS. The Company's Common Stock is traded in the over-the-counter market and, since April 27, 1990, has been traded on the Nasdaq Small-Cap Market under the symbol "ARMF".

     The following table sets forth the closing high and low trading prices of the Common Stock for the periods indicated, as reported by The Nasdaq Stock Market. The prices shown give retroactive effect to a 1 for 5 reverse stock split which became effective at the close of business on January 29, 1999.

     QUARTER ENDED                               HIGH         LOW
     ------------------                         -------     -------

     March 31, 1997                             $7.34       $5.31
     June 30, 1997                              $6.56       $4.69
     September 30, 1997                         $7.19       $5.31
     December 31, 1997                          $8.75       $4.23

     March 31, 1998                             $6.09       $4.69
     June 30, 1998                              $6.09       $3.75
     September 30, 1998                         $5.00       $2.34
     December 31, 1998                          $5.00       $2.50

     APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK. The number of holders of record of the Company's no par value common stock at March 9, 1999, was 448.

     DIVIDENDS. Holders of common stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. No dividends have been paid with respect to the Company's common stock and no dividends are anticipated to be paid in the foreseeable future.

     PRIVATE SALES OF SECURITIES. During the quarter ended December 31, 1998, the Company sold 3,000 shares of its Common Stock which were not registered under the Securities Act of 1933, as amended, to Paul Irwin, a consultant to the Company, in exchange for services valued at $2,578. In connection with this issuance, the Company relied on Section 4(2) of the Securities Act of 1933, as amended. The shares were offered for investment only to a sophisticated investor and not for the purpose of resale or distribution, and the transfer thereof was appropriately restricted by the Company.

ITEM 6.  SELECTED FINANCIAL DATA.

     The following table sets forth certain selected financial data with respect to the Company, and is qualified in its entirety by reference to the financial statements and notes thereto filed herewith:

BALANCE SHEET DATA:
                                        At December 31,
                   1998         1997         1996        1995        1994
                -----------   -----------  ----------  ----------  ----------
Total Assets    $11,042,613   $12,935,625  $11,926,101 $9,054,289  $8,047,228
Long-Term Debt      142,291       203,384       45,850     71,599      95,120
Cash Dividends
 Per Share            -0-           -0-           -0-       -0-         -0-

STATEMENT OF OPERATIONS DATA:

                              For the Years Ended December 31,
                1998           1997         1996         1995         1994
             -----------   -----------   -----------  -----------  -----------
Net Sales    $13,512,172   $15,347,165   $15,305,029  $13,504,429  $10,451,956
Net Income
 From Con-
 tinuing
 Operations      337,921   $   717,287   $ 1,055,122  $ 1,092,740  $   470,252
Net Income
 From Con-
 tinuing
 Operations
 Per Common
 Share       $.15          $.31          $.43         $.50         $.25

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

     YEAR ENDED DECEMBER 31, 1998 VS. YEAR ENDED DECEMBER 31, 1997

     Net sales for the year ended December 31, 1998 were $13,512,172 compared to $15,347,165 for the year ended December 31, 1997. The decrease in sales for the year ended December 31, 1998 is attributable to lower sales of the Company's meatball product line to a club-store customer. The lower meatball sales were partially offset by five months of entree product sales to a co-pack customer. Additionally, the pesto product line experienced increased sales during the year and helped offset some of the meatball sales decreases. The increases in pesto sales were the result of the Company's continuing focus on expansion of the customer base for this product line. During the year ended December 31, 1998, the Company had not obtained significant sales of the entree product that were anticipated, other than to its co-pack customer during the five months ended May 31, 1998.

     Cost of goods sold as a percentage of net sales decreased from 70.7% for the year ended December 31, 1997 to 70.2% for the year ended December 31, 1998. The decrease in this percentage is due to the shift in the product mix due to the lower meatball product line sales, which carried lower margins than both the pesto and pasta product lines. The decrease in this percentage due to the product mix was partially offset by higher entree production costs for a co-pack customer.

     Operating expenses as a percentage of net sales increased to 26.8% for the year ended December 31, 1998 compared to 24.8% for the year ended December 31, 1997. The increase in the percentage is due to the decrease in net sales. Total dollar amount of these expenses decreased by approximately $195,000 for the year ended December 31, 1998, as compared to the year ended December 31, 1997. The decreases were primarily in salary expense due to vacancies in some management positions for a portion of the year. Additionally, advertising, demonstrations and promotions showed a decrease for the year, primarily due to lower demonstrations at club-stores due to lower club-store meatball sales.

     Interest and other income decreased for the year ended December 31, 1998 compared to year ended December 31, 1997. This decrease was due to the combination of lower cash reserves and lower interest rates on Treasury Bills during 1998 as compared to 1997.

     Income from continuing operations was $337,921 for the year ended December 31, 1998 compared to $717,287 for the year ended December 31, 1997. The decrease in net income is primarily attributed to lower sales and higher costs attributable to the manufacture of the entree products for a co-pack customer. Tax expense in 1997 was lower compared to 1998 due to manufacturing credits gained on machinery purchases which were taken in 1997.

     Net income was $218,461 for the year ended December 31, 1998, compared to $717,287 for the year ended December 31, 1997. The net income in 1998 was impacted by lower sales, higher manufacturing costs and a return to normal tax levels. Additionally, 1998 net income was impacted by an extraordinary charge of $119,460 net of tax effect, as a result of a settlement of a lawsuit involving the termination of a sales representation contract with the Company's former club-store broker.

     YEAR ENDED DECEMBER 31, 1997 VS. YEAR ENDED DECEMBER 31, 1996

     Net sales for the year ended December 31, 1997, were $15,347,165 compared to $15,305,029 for the year ended December 31, 1996. Although sales were flat overall, specific product lines and divisions experienced increases and offsetting decreases. Pesto product line sales increased by 8%. Most of this
increase was driven by the foodservice area.   The pasta product line,
excluding club-store sales, showed a strong increase of 26%, primarily in the foodservice area and a co-pack contract. Due to the loss of club-store business for the Company's pasta products in 1996, the overall pasta business experienced a net decrease in sales of 9%. Meatballs experienced good increases in both the foodservice and retail area. These increases were offset by the loss of meatball sales to a club-store customer. The increased sales in some of the areas mentioned were the result of the Company's focus on the expansion of the foodservice market giving the Company a more diversified customer base. The Company continues to support its sales through promotional programs, advertising and demonstrations.

     Cost of goods sold as a percentage of net sales increased to 70.7% for the year ended December 31, 1997, compared to 69.2% for the year ended December 31, 1996. The increase in the cost of goods sold percentage was impacted by several factors. Lower pasta sales to a club-store impacted the percentage of pasta fixed manufacturing costs related to total pasta sales. Increase in sales from a co-pack situation changed the product mix to include higher manufacturing cost/lower margin products associated with a co-pack situation. Additionally, the start-up of the Company's new state-of-the-art entree line and the inefficiencies associated with a start-up impacted the cost of goods sold percentage.

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

     Net income from continuing operations before income taxes was $842,103 for the year ended December 31, 1997, compared to $1,807,437 for the year ended December 31, 1996. The decrease was due to the combination of factors described above. Loss of club-store business, the costs and expenses associated with the start-up of the entree processing line and increases in operating expenses associated with the expansion of the Company's operations, all impacted the net income from operations.

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

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1998, the Company had working capital of $4,982,662, a decrease of $742,125 from December 31, 1997. The decrease is primarily attributable to the utilization of cash reserves for the purchase of the Company's stock on the open market. Current assets included cash, U.S. treasury bills, and accounts receivable which totaled $3,673,603. Management believes that this level of working capital is adequate to meet anticipated needs for liquidity.

     During the year ended December 31, 1998, cash provided by operating activities of the Company amounted to $1,287,557. This was primarily a result of non-cash depreciation and amortization expense, decrease in accounts receivable and decrease in inventory. For the years ended December 31, 1997, and December 31, 1996, the Company's operating activities generated $855,635 and $896,171 in cash, respectively. This was primarily a result of net income from continuing operations experienced during these years. During 1997 and 1996, the Company expended approximately $2,300,000 on equipment and leasehold improvements for a new sauced entree line. The Company placed the equipment and leasehold improvements in service in September of 1997. All of the expenditures for this line were made from the Company's cash reserves. As of December 1, 1998, the Company has invested $1,768,283 in U.S. treasury bills.

     On September 8, 1998, the Company renewed its $500,000 business loan line of credit with Wells Fargo Bank in San Francisco, California. This loan provides for interest at prime plus .75% with a maturity date of September 10, 1999. At December 31, 1998 and December 31, 1997, the Company had $0 and $287,439 outstanding, respectively, under this line. The purpose of obtaining the line of credit is to afford the Company greater cash liquidity and management of its cash investments.

     During 1998, the Company's Board of Directors approved two stock buy-back plans to purchase Company stock totaling $1,250,000. As of December 31, 1998, the Company paid $1,137,280 for common stock purchased on the open market.
The Company paid an additional $113,500 subsequent to December 31, 1998, to purchase common stock on the open market.

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

     The Company utilized an outside firm to evaluate its information technology systems. This outside firm performed the initial evaluation and testing of the Company's internal network of LAN's, the payroll processing system and production related processing equipment. The outside firm is in the process of compiling a report on these systems. The report will contain recommendations on any modifications the Company will need to make in order to be year 2000 compliant.

     The Company has incurred approximately $2,000 on upgrading software. Approximately $4,000 has been spent on evaluating and testing current systems during the fourth quarter of 1998. Additional costs would involve purchasing new computer equipment or converting parts in processing equipment. The Company will have estimates for these additional costs by April 30, 1999.

     The Company is planning to review its external relationships in order to determine the impact which may arise from its dealings with customers, suppliers and service providers.

     The Company sells to approximately 250 customers. One customer accounts for approximately 22% of total sales. The Company is in the process of analyzing systems in order to implement Electronic Data Interchange. At the present time this customer would be the only trading partner with E.D.I. transactions. This customer has notified the Company that they will be year 2000 compliant. Surveys will be sent to the remaining customers by May 31, 1999 to attempt to determine the extent of their compliance with the year 2000 issues. The Company does not expect a material adverse affect from any single customer in this group. However, if a large number of customers in this group ceased operations, the Company would be negatively impacted. Management is unable to quantify this risk at this time.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS.

     The financial statements and financial statement schedules are set forth on pages F-1 through F-22 hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING FINANCIAL DISCLOSURE.

     Not applicable.


                                 PART III


ITEMS 10, 11, 12 AND 13. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; EXECUTIVE COMPENSATION; SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT; AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by these Items is incorporated herein by reference to the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held May 20, 1999.


                                 PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

    (a)  1.  The following financial statements are filed as part of this
Report:
                                                                 PAGE
                                                                 ----

Independent Auditors' Report ..................................   F-1

Consolidated Balance Sheets, December 31, 1998 and 1997 .......   F-2

Consolidated Statements of Operations, for the years ended
December 31, 1998, 1997 and 1996 ..............................   F-4

Consolidated Statement of Stockholders' Equity for the
years ended December 31, 1998, 1997 and 1996 ..................   F-6

Consolidated Statements of Cash Flows, for the years ended
December 31, 1998, 1997 and 1996 ..............................   F-8

Notes to Consolidated Financial Statements ....................   F-10

     (b) 2. All schedules have been omitted, as the required information is inapplicable or the information is presented in the financial statements or the notes thereto.

     (c)  3.  Exhibits.

Exhibit
Number     Description                  Location
-------    -------------------------    ------------------------------------
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

10.4       Business Loan Agreement,     Incorporated by reference to
           Promissory Notes and         Exhibit 10.14 to the Registrant's
           Commercial Security          Report on Form 10-K for the fiscal
           Agreement with Wells         Year ended December 31, 1994
           Fargo Bank

10.5       Renewal Notice from Wells    Filed herewith electronically
           Fargo, Inc.

10.6       Promissory Note dated        Incorporated by reference to
           May 8, 1995, to Wells        Exhibit 10.16 to the Registrant's
           Fargo Bank                   Form S-1 Registration Statement
                                        (File No. 33-40098)

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

10.9       Employment Agreement dated   Incorporated by reference to
           January 1, 1996, with        Exhibit 10.18 to the Registrant's
           William J. Armanino          Form 10-K for the year ended
                                        December 31, 1995

10.10      Employment Agreement with    Incorporated by reference to
           Robert H. Anderson           Exhibit 10.15 to the Registrant's
                                        Form 10-K for the year ended
                                        December 31, 1996

10.11      Employment Agreement with    Incorporated by reference to
           Robert P. Kraemer            Exhibit 10.12 to the Registrant's
                                        Form 10-K for the year ended
                                        December 31, 1997

10.12      Consulting Agreemen with     Incorporated by reference to
           Robert H. Anderson           Exhibit 10.13 to the Registrant's
                                        Form 10-K for the year ended
                                        December 31, 1997

10.13      Consulting Agreement with    Filed herewith electronically
           Robert P. Kraemer

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

                       INDEPENDENT AUDITORS' REPORT



Board of Directors
ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY
Hayward, California


We have audited the accompanying consolidated balance sheets of Armanino Foods of Distinction, Inc. and Subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1998, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements audited by us present fairly, in all material respects, the financial position of Armanino Foods of Distinction, Inc. and Subsidiary as of December 31, 1998 and 1997 and the results of their operations and their cash flows for the years ended December 31, 1998, 1997 and 1996, in conformity with generally accepted accounting principles.






/s/ Pritchett, Siler & Hardy, P.C.
PRITCHETT, SILER & HARDY, P.C.

January 19, 1999, except for Notes 10, 11 & 16
as to which the date is February 11, 1999
Salt Lake City, Utah

           ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY
                       CONSOLIDATED BALANCE SHEETS

                                   ASSETS

                                                     December 31,
                                                  1998          1997
                                               -----------   -----------
CURRENT ASSETS:
  Cash and cash equivalents                    $   633,580   $   181,013
  Treasury bills, held to maturity               1,768,283     2,975,403
  Accounts receivable, net                       1,271,740     1,720,683
  Inventory                                      1,183,370     1,574,858
  Prepaid expenses                                 197,523       237,673
  Current deferred tax asset                       606,000       619,000
                                               -----------   -----------
     Total Current Assets                        5,660,496     7,308,630
                                               -----------   -----------

PROPERTY AND EQUIPMENT, net                      4,867,679     5,070,557
                                               -----------   -----------

OTHER ASSETS:
  Deposits                                          13,000        13,000
  Goodwill, net                                    501,438       543,438
                                               -----------   -----------
     Total Other Assets                            514,438       556,438
                                               -----------   -----------
                                               $11,042,613   $12,935,625
                                               ===========   ===========


























The accompanying notes are an integral part of these financial statements.

            ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                     December 31,
                                                  1998          1997
                                               -----------   -----------

CURRENT LIABILITIES:
  Line of credit                               $      -      $   287,439
  Accounts payable                                 539,905     1,154,037
  Accrued expenses                                  76,837        74,570
  Current portion capital lease obligation          61,092        67,797
                                               -----------   -----------
     Total Current Liabilities                     677,834     1,583,843

DEFERRED TAX LIABILITY                             321,000       203,000

CAPITAL LEASE OBLIGATION, less current portion     142,291       203,384
                                               -----------   -----------
     Total Liabilities                           1,141,125     1,990,227
                                               -----------   -----------

STOCKHOLDERS' EQUITY:
  Preferred stock; no par value, 10,000,000
   shares authorized, no shares issued and
   outstanding                                        -             -
  Common stock; no par value, 40,000,000
   shares authorized, 1,982,381 and
   2,249,280 shares issued and outstanding
   at December 31,1998 and 1997, respectively    9,873,671    11,136,042
  Additional paid-in-capital                        22,311        22,311
  Retained earnings (deficit)                        5,506      (212,955)
                                               -----------   -----------
     Total Stockholders' Equity                  9,901,488    10,945,398
                                               -----------   -----------
                                               $11,042,613   $12,935,625
                                               ===========   ===========

















The accompanying notes are an integral part of these financial statements.

            ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          For the Years Ended
                                                              December 31,
                                                    1998          1997          1996
                                                -----------   -----------   -----------

SALES, net of returns and discounts             $13,512,172   $15,347,165   $15,305,029

COST OF GOODS SOLD                                9,485,636    10,855,162    10,594,464
                                                -----------   -----------   -----------
GROSS PROFIT                                      4,026,536     4,492,003     4,710,565
                                                -----------   -----------   -----------
OPERATING EXPENSES:
  General and administrative                      1,417,252     1,425,013     1,017,990
  Salaries, wages and related payroll taxes       1,059,305     1,197,928       923,739
  Commissions                                       384,613       333,516       400,311
  Advertising, demonstrations, promotions
   and trade allowances                             755,521       854,908       813,051
                                                -----------   -----------   -----------
     Total Operating Expenses                     3,616,691     3,811,365     3,155,091
                                                -----------   -----------   -----------
INCOME FROM OPERATIONS                              409,845       680,638     1,555,474
                                                -----------   -----------   -----------
OTHER INCOME (EXPENSE):
  Interest expense                                  (11,630)      (23,834)       (7,791)
  Interest and other income                         158,596       200,933       264,835
  Loss on sale of fixed assets                         (542)      (15,634)       (5,081)
                                                -----------   -----------   -----------
     Total Other Income                             146,424       161,465       251,963
                                                -----------   -----------   -----------
INCOME FROM CONTINUING OPERATIONS
 BEFORE INCOME TAXES                                556,269       842,103     1,807,437

CURRENT TAX EXPENSE                                  25,808        10,816       126,911

DEFERRED TAX EXPENSE                                192,540       114,000       625,414
                                                -----------   -----------   -----------
INCOME FROM CONTINUING OPERATIONS BEFORE
 EXTRAORDINARY ITEMS AND DISCONTINUED OPERATIONS    337,921       717,287     1,055,112

EXTRAORDINARY ITEM:
  Loss on settlement of lawsuit (net of income
   taxes of $61,540 at December 31, 1998)          (119,460)         -             -

DISCONTINUED OPERATIONS:
  Loss from operations of AFDI, Inc. (net
   of income taxes of $210,168 at December
   31, 1996)                                           -             -         (313,550)
  Loss on disposal of AFDI, Inc. (net of
   income taxes of $197,464 at December 31,
   1996)                                               -             -         (294,595)
                                                -----------   -----------   -----------

                                    [Continued]








            ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                               [CONTINUED]

                                                        For the Years Ended
                                                            December 31,
                                                    1998          1997          1996
                                                -----------   -----------   -----------

LOSS FROM EXTRAORDINARY ITEM AND
  DISCONTINUED OPERATIONS                          (119,460)         -         (608,145)
                                                -----------   -----------   -----------

NET INCOME                                      $   218,461   $   717,287   $   446,967
                                                -----------   -----------   -----------

EARNINGS PER COMMON AND EQUIVALENT SHARES:

   BASIC EARNINGS PER SHARE:
    Income from continuing operations           $       .15   $       .32   $       .47
    Extraordinary Item                                 (.05)         -             -
    Loss from discontinued operations of
     AFDI, Inc.                                        -             -             (.14)
    Loss on disposal of AFDI, Inc.                     -             -             (.13)
                                                -----------   -----------   -----------
   BASIC EARNINGS PER SHARE                     $       .10   $       .32   $       .20
                                                -----------   -----------   -----------

   WEIGHTED AVERAGE COMMON
     SHARES OUTSTANDING                           2,185,423     2,248,375     2,233,646
                                                -----------   -----------   -----------

   DILUTED EARNINGS PER SHARE:
    Income from continuing operations           $       .15   $       .31   $       .43
    Extraordinary Item                                 (.05)         -             -
    Loss from discontinued operations
     of AFDI, Inc.                                     -             -             (.13)
    Loss on disposal of AFDI, Inc.                     -             -             (.12)
                                                -----------   -----------   -----------
   DILUTED EARNINGS PER SHARE                   $       .10   $       .31   $       .18
                                                -----------   -----------   -----------

   WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING - ASSUMING DILUTION              2,191,883     2,299,242     2,431,708
                                                -----------   -----------   -----------















The accompanying notes are an integral part of these financial statements.

              ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996
                                 [RESTATED]

                                                               Additional   Retained
                                           Common Stock          Paid-in    Earnings
                                       Shares        Amount      Capital    (Deficit)
                                      ---------   -----------  ----------  -----------

BALANCE, December 31, 1995            2,028,865   $ 9,391,926    $22,311   $(1,377,209)
 [Restated]
Shares of common stock issued
 for warrants exercised at $7.5 per
 share net of deferred offering costs
 of $1,702, January - March, 1996       342,536     2,567,321       -             -

Shares of common stock issued for
  underwriter units exercised at $9.45.
  per unit, February, 1996                8,625        81,504       -             -

Shares of common stock issued for
  options exercised at prices ranging
  from $4.63 to $6.41,  April -
  June, 1996                             10,000        46,250       -             -

Shares of restricted stock issued for
  services rendered at $5.60 to $6.40
  per share, June - September, 1996       6,000        36,790       -             -

Shares of common stock
  repurchased and canceled at $7.50
  per share, December, 1996             (79,207)     (594,052)      -             -

Net income for the year ended
  December 31, 1996                        -             -          -          446,967
                                      ---------   -----------    -------   -----------
BALANCE, December 31, 1996            2,316,819    11,529,739     22,311      (930,242)

Shares of restricted common stock
  issued for services rendered at
  $4.11 per share, January, 1997          1,000         4,106       -             -

Shares of common stock issued for
  options exercised at $4.63 per
  share, February, 1997                   2,000         9,250       -             -

Shares of common stock
  repurchased and canceled at
  $5.45 - $5.80 per share, May
  to August, 1997                       (70,540)     (407,053)      -             -

Net income for the year ended
  December 31, 1997                        -             -          -          717,287
                                      ---------   -----------    -------   -----------

                                        [Continued]






              ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996
                                 [RESTATED]

                                 [CONTINUED]

                                                               Additional   Retained
                                           Common Stock          Paid-in    Earnings
                                       Shares        Amount      Capital    (Deficit)
                                      ---------   -----------  ----------  -----------

BALANCE, December 31, 1997            2,249,279    11,136,042      22,311     (212,955)

Shares of restricted common stock
  issued for services rendered at
  $4.30 per share, October, 1998            600         2,578        -            -

Shares of common stock repurchased
  and canceled in connection with
  the 1 for 300 reverse stock split
  and 300 for 1 forward stock split
  at $4.75 per share July, 1998         (26,851)     (127,669)       -            -

Shares of common stock repurchased
  and canceled at $3.00 - $5.00
  per share, September to December,
  1998                                 (240,855)   (1,137,280)       -            -

Net income for the year ended
  December 31, 1998                        -             -           -         218,461

Fractional share adjustment in
  connection with 1 for 5 reverse
  stock split                               208          -           -            -
                                      ---------   -----------    -------   -----------
BALANCE, December 31, 1998            1,982,381   $ 9,873,671    $22,311   $     5,506
                                      =========   ===========    =======   ===========





















The accompanying notes are an integral part of this financial statement.

             ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

              Increase (Decrease) in Cash and Cash Equivalents

                                                   For the Years Ended December 31,
                                                    1998          1997          1996
                                                -----------   -----------   -----------
Cash Flows from Operating Activities:
  Net income                                    $   218,461   $   717,287   $   446,967
                                                -----------   -----------   -----------
  Adjustments to reconcile net income
   to net cash used by operations:
     Depreciation and amortization                  666,260       489,688       386,838
     Non-cash expenses                                3,120        40,539         5,081
     Changes in assets and liabilities:
      (Increase) decrease in accounts
        receivable                                  448,943       (22,344)     (443,470)
      (Increase) decrease in inventory              391,488      (507,954)     (109,104)
      (Increase) decrease in prepaid expenses        40,150      (129,567)      (39,289)
      Change in deferred tax asset/liability        131,000       114,000       217,000
      Increase (decrease) in accounts payable
        and accrued expenses                       (611,865)      229,131       187,335
      (Increase) decrease in net assets from
        discontinued operations                        -             -          169,668
      Increase (decrease) in net liabilities
        of discontinued operations                     -          (75,145)       75,145
                                                -----------   -----------   -----------
        Total Adjustments                         1,069,096       138,348       449,204
                                                -----------   -----------   -----------
        Net Cash Provided by Operating
         Activities                               1,287,557       855,635       896,171
                                                -----------   -----------   -----------
Cash Flows from Investing Activities:
  Purchases of property and equipment              (421,924)   (2,281,583)     (429,158)
  Proceeds from sale of property and equipment         -           17,104         2,800
  (Increase) decrease in deposits                      -            4,916      (464,610)
  (Purchase) redemption of US treasury bills,
    net                                           1,206,687     1,015,509    (1,532,759)
  Goodwill in purchase of subsidiary                   -             -         (609,938)
                                                -----------   -----------   -----------
        Net Cash Provided (Used) by
         Investing Activities                       784,763    (1,244,054)   (3,033,665)
                                                -----------   -----------   -----------
Cash Flows from Financing Activities:
  Proceeds from borrowing on line of credit                       287,439          -
  Payments on line of credit                       (287,439)         -             -
  Proceeds from notes payable                          -             -           72,426
  Payments on note payable                             -          (32,073)      (40,353)
  Payments on capital lease obligations             (67,798)      (35,093)      (23,521)
  Proceeds from common stock Issuances                 -           13,356     2,731,865
  Purchase of treasury stock                     (1,264,949)     (407,053)     (594,052)
                                                -----------   -----------   -----------
        Net Cash Provided (Used) by
         Financing Activities                    (1,620,186)     (173,424)    2,146,365
                                                -----------   -----------   -----------

                                        [Continued]







             ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

              Increase (Decrease) in Cash and Cash Equivalents
                                 [CONTINUED]

                                                   For the Years Ended December 31,
                                                    1998          1997          1996
                                                -----------   -----------   -----------
Net Increase (Decrease) in Cash and Cash
  Equivalents                                       452,134      (561,843)        8,871

Cash and Cash Equivalents at Beginning of
  Period                                            181,013       742,856       733,985
                                                -----------   -----------   -----------

Cash and Cash Equivalents at End of Period      $   633,147   $   181,013   $   742,856
                                                -----------   -----------   -----------

Supplemental Disclosures of Cash Flow
  Information:
   Cash paid during the period for:
      Interest                                  $   11,630    $   23,834    $     7,791
      Income taxes                              $     -       $  105,859    $   201,864

Supplemental Disclosures of Non-Cash Investing and Financing Activities:

     For the year ended December 31, 1998:

       The Company issued a total of 600 shares of stock in exchange for services rendered valued at $2,578.

     For the year ended December 31, 1997:

       The Company entered into a capital lease for equipment valued at $234,675.

       The Company issued a total of 1,000 shares of restricted common stock in exchange for services rendered of $4,106.

       The Company applied deposits of $459,694 against equipment purchases.

     For the year ended December 31, 1996:

       The Company issued a total of 6,000 shares of restricted common stock in exchange for services rendered of $36,790.
















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

Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company had $167,554 and $59,159 in excess of federally insured amounts in its bank accounts at December 31, 1998 and 1997, respectively.

Treasury Bills - The Company accounts for investments in debt and equity securities in accordance with Statement of Financial Accounting Standard
(SFAS) 115, "Accounting for Certain Investments in Debt and Equity Securities". Under SFAS 115 the Company's treasury bills (debt securities) have been classified as held-to-maturity and are recorded at amortized cost. Held-to-maturity securities represent those securities that the Company has both the positive intent and ability to hold until maturity.

Accounts Receivable - Accounts receivable consist of trade receivables arising in the normal course of business. At December 31, 1998 and 1997 the Company has established an allowance for doubtful accounts of $10,000 and $0, respectively. Amounts written off for the years presented are insignificant for disclosure. The Company's accounts receivable are pledged as collateral for a line of credit (See Note 6).

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

Earnings Per Share - In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share," which requires the Company to present basic and diluted earnings per share, instead of the primary and fully diluted earning per
share.   The computation of basic earning per share is based on the weighted average number of shares outstanding during the periods presented. The computation of diluted earnings per share is based on the weighted average number of outstanding common shares during the year plus, when their effect is dilutive, additional shares assuming the exercise of certain vested and non-vested stock options and warrants, reduced by the number of shares which could be purchased from the proceeds. Prior period earnings per share and weighted average shares have been restated to reflect the adoption of SFAS No. 128.

            ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

Goodwill - Goodwill represents the excess of the cost of purchasing Alborough, Inc. over the fair market value of the assets at the date of acquisition, and is being amortized on the straight-line method over 15 years. Amortization expense charged to operations for 1998 and 1997 was $42,000 and $42,000.

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

Research and Development Cost - The Company expenses the cost of developing new products as incurred as research and product development costs. Included in general and administrative expense at December 31, 1998, 1997 and 1996 are $70,734, $45,363 and $32,443, respectively, of research and development costs associated with the development of new products.

Restatement - The financial statements of the Company have been restated to reflect the 1 for 300 reverse stock split followed by the 300 for 1 forward stock split during July 1998. The financial statements have also been restated to reflect the 1 for 5 reverse stock split effective January 29, 1999.

Recently Enacted Accounting Standards   SFAS No. 130, "Reporting Comprehensive
Income", SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" SFAS No. 132, "Employer's Disclosure about Pensions and Other Postretirement Benefits", SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 134, "Accounting for Mortgage-Backed Securities " were recently issued. SFAS No. 130, 131, 132, 133 and 134 have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 2 - RELATED PARTY TRANSACTIONS

Fees paid to related parties - Amounts paid to related parties are as follows:

                                      For the Years Ended December 31,
                                        1998        1997      1996
                                       -------     -------   -------

   Accounting fees paid to a company
    controlled by a shareholder and
    a director                         $32,495     $26,450   $20,757

            ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - RELATED PARTY TRANSACTIONS [Continued]

Amounts Payable To Related Parties - Included in the Company's accounts payable at December 31, 1998 and 1997 are amounts owing to shareholders, officers and directors in the amount of $363 and $4,234, respectively.

NOTE 3 - TREASURY BILLS

At December 31, 1998, US treasury bills consisted of the following investments which are carried at their amortized cost:


        Date     Maturity   Amortized    Market      Maturity
      Acquired     Date       Cost        Value        Value
      --------   --------   ---------   ----------   ----------

      7/9/98    6/24/99    $  976,076   $  978,750   $1,000,000
      9/18/98   3/18/99       792,207      792,000      800,000
                           ----------   ----------   ----------
                           $1,768,283   $1,770,750   $1,800,000
                           ----------   ----------   ----------

NOTE 4 - INVENTORY

Inventory consists of the following at December 31, 1998 and 1997:

                                         1998           1997
                                      ----------     ----------
     Raw materials and supplies       $  481,226     $  666,007
     Finished goods                      702,144        908,851
                                      ----------     ----------
                                      $1,183,370     $1,574,858
                                      ----------     ----------

The Company's inventory is pledged as collateral on a business line of credit. [See Note 6]

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment (including capitalized leases and the assets with related accumulated depreciation acquired in the purchase of Alborough Inc. [See Note 13]) consists of the following at December 31, 1998 and 1997:

                                         1998           1997
                                      ----------     ----------
     Office equipment                 $  299,822     $  263,913
     Machinery and equipment           4,814,842      4,469,322
     Leasehold improvements            1,906,876      1,873,381
                                      ----------     ----------
                                       7,021,540      6,606,616
     Less: Accumulated depreciation
      and amortization                (2,153,861)    (1,536,059)
                                      ----------     ----------
                                      $4,867,679     $5,070,557
                                      ----------     ----------

            ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - PROPERTY AND EQUIPMENT [CONTINUED]

Depreciation expense amounted to $624,260, $447,688 and $362,338 for the years ended December 31, 1998, 1997 and 1996, respectively. The Company's property, plant and equipment is pledged as collateral on a business line of credit. [See Note 6]

NOTE 6   LINE OF CREDIT / NOTE PAYABLE

As of December 31, 1998 and 1997, the Company had $0 and $287,439 outstanding on a $500,000 business line of credit. The line of credit accrues interest at
prime plus .75%, which was 8.5% and 9.25% at December 31, 1998 and 1997.   The
line of credit matures in September 1999, and is secured by the Company's accounts receivables, inventory and equipment.

NOTE 7 - LEASES

Capital Leases - The Company is the lessee of equipment under two capital leases expiring in 1999 and 2002. The assets and liabilities under the capital leases were recorded at the lower of the present value of the minimum lease payments or the fair value of the assets at the time of purchase. The asset is amortized over its related lease term. Amortization expense of $75,000 and $36,734 for the assets under capital leases and have been included in depreciation expense for 1998 and 1997.

Equipment at December 31, 1998 and 1997 under capital lease obligations is as follows:
                                         1998           1997
                                      ----------     ----------
     Equipment                        $  375,000     $  375,000
     Less: Accumulated amortization     (170,067)       (95,067)
                                      ----------     ----------
                                      $  204,933     $  279,933
                                      ----------     ----------

Total future minimum lease payments, executory costs and current portion of capital lease obligations are as follows:

Future minimum lease payments for the years ended December 31,

     Year ending December 31,               Lease Payments
     ------------------------               --------------
              1999                               77,000
              2000                               58,800
              2001                               58,800
              2002                               44,100
                                               --------
     Total future minimum lease payments       $238,700
     Less: amounts representing interest
       and executory costs                      (35,317)
                                               --------
     Present value of the future minimum
      lease payments                            203,383
     Less: Lease current portion                (61,092)
                                               --------
     Capital lease obligations - long term     $142,291
                                               --------

             ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - LEASES [Continued]

Operating Leases - The Company leases its office and production facility under an operating lease expiring in August 2003, with options to extend through August 2013 at fair market rates.

The future minimum lease payments for non-cancelable operating leases having remaining terms in excess of one year as of December 31, 1998 are as follows:

     Year ending December 31,               Lease Payments
     ------------------------               --------------
              1999                               97,978
              2000                               99,329
              2001                               95,882
              2002                               97,280
              2003                               57,888
           Thereafter                              -
                                               --------
     Total Minimum Lease Payments              $448,357
                                               --------
Lease expense charged to operations was $89,046, $128,865 and $118,508 for the years ended December 31, 1998, 1997 and 1996.

NOTE 8 - AGREEMENTS AND COMMITMENTS

Manufacturing - Certain of the Company's products are manufactured and packaged on a "co-pack" or "toll-pack" basis by third parties at agreed upon prices. The agreements with the co-packers have terms of one year and allow for periodic price adjustments. These generally agreements allow for either party to give a two months cancellation notice.

401(K) Profit Sharing Plan - The Company has a 401(K) profit sharing plan and trust that covers all non-union employees. Any non-union employees who have completed 1,000 hours of service within twelve consecutive months and have reached age 21 are eligible to participate in the plan. The plan became effective January 1, 1993 and has a plan year of January 1 through December
31. During 1998, 1997 and 1996 contributions to the plan charged to operations were $10,678. $8,515 and $9,065, respectively.

Incentive Compensation Plans   For the year ending December 31, 1996, the
Company approved a management and an employee compensation plans to compensate those individuals who contribute to the financial success of the Company. The plans were funded based on predetermined levels of pretax income from the Company's operations. For 1996 the plans were not funded, because pretax earnings from operations did not exceed the predetermined levels.

             ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - AGREEMENTS AND COMMITMENTS [Continued]

For 1998 and 1997, the Board of Directors established a combined incentive compensation plan for management and employees, which is funded based on the individual achieving specific personal objectives and upon the Company meeting predetermined sales revenues and pretax income from operations. For 1998 and 1997 the plan was not funded as the individual's objectives and predetermined sales and earnings levels were not achieved.

NOTE 9 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes [FASB 109]. FASB 109 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards. At December 31, 1998 and 1997, the total of all deferred tax assets was $606,000 and $619,000 and the total of the deferred tax liabilities was $321,000 and $203,000. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company's future earnings, and other future events, the effects of which cannot be determined.

The components of income tax expense from continuing operations for the years ended December 31, 1998, 1997 and 1996 consist of the following:

                                                    1998          1997          1996
                                                -----------   -----------   -----------
Current income tax expense:
  Federal                                       $     4,561   $      -      $    25,479
  State                                              21,247        10,816       101,432
                                                -----------   -----------   -----------
     Net tax expense                                 25,808        10,816       126,911
                                                -----------   -----------   -----------
Deferred tax expense (benefit) arising from:
  Excess of tax over financial accounting
   depreciation                                 $   118,000   $    77,000   $    16,169
  Carryforward of excess contributions                 -             -             -
  Use of federal NOL carryforwards                  103,679       203,799       614,946
  Use of state NOL carryforwards                      1,941        (1,941)         -
  Federal alternative minimum tax credit             (4,561)         -          (25,479)
  State alternative minimum tax credit              (21,247)      (10,816)         -
  Inventory 263A adjustment                           2,297        (8,112)       (1,771)
  State investment tax credits                       (7,569)     (145,930)       21,549
                                                -----------   -----------   -----------
     Net deferred tax expense                   $   192,540   $   114,000   $   625,414
                                                -----------   -----------   -----------

               ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - INCOME TAXES [Continued]

Deferred income tax expense results primarily from the reversal of temporary timing differences between tax and financial statement income.

A reconciliation of income tax expense at the federal statutory rate to income tax expense at the company's effective rate is as follows:

                                                    1998          1997          1996
                                                -----------   -----------   -----------
Computed tax at the expected
 statutory rate                                 $   189,607   $   286,315   $   614,500
                                                -----------   -----------   -----------
State and local income taxes, net of
 federal benefit                                     34,230        51,688       110,940
Non-deductible expenses                              12,509        18,923        11,792
Goodwill amortization                                16,855        16,855         9,832
State tax credits                                    (7,569)     (145,930)        7,237
Effect of alternative minimum taxes                    -            7,139         2,022
Other Items                                         (27,284)     (110,174)       (3,998)
                                                -----------   -----------   -----------
     Income tax expense                         $   218,348   $   124,816   $   752,325
                                                -----------   -----------   -----------

As of December 31, 1998 the Company has net tax operating loss (NOL) carryforwards available to offset its future income tax liability. The NOL carryforwards have been used to offset deferred taxes for financial reporting purposes. The Company has federal NOL carryforwards of $696,000 that expire in 2006 and 2012.

The temporary differences and carryforwards gave rise to the following deferred tax asset (liability) at December 31, 1998 and 1997:

                                              1998           1997
                                           ----------     ----------
Excess of tax over book accounting
  depreciation                             $ (321,000)    $ (203,000)
Inventory 263A adjustment                      13,313         15,610
State alternative minimum tax credits         103,584         82,338
Federal alternative minimum tax credits        98,464         93,903
State Investment Tax Credits                  153,499        145,930
Federal NOL carryforwards                     237,140        279,278
State NOL carry forwards                         -             1,941

The alternative minimum tax credits have no date of expiration and are available to offset the Company's future income tax liability. The state investment tax credits are from the purchase of manufacturing equipment and expire in March 2008.

              ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - INCOME TAXES [Continued]

As of December 31, 1998 and 1997 the deferred tax asset (liability) consisted of the following:
                                              1998           1997
                                           ----------     ----------

Current deferred tax assets                $  606,000     $  619,000
Deferred tax assets (liabilities)            (321,000)      (203,000)
                                           ----------     ----------
                                           $  285,000     $  416,000
                                           ----------     ----------

Management estimates that the Company will generate adequate net profits to offset net operating loss carryforwards prior to the expiration of the net operating loss carryforwards. Consequently, a deferred tax asset valuation allowance has not been accrued.

NOTE 10 - EARNINGS PER SHARE

The following data shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of potential dilutive common stock for the years ended December 31, 1998, 1997 and 1996:

                                                    For the Years Ended December 31,
                                                    1998          1997          1996
                                                -----------   -----------   -----------
Income from continuing operations available
  to common stockholders                        $   337,921   $   717,287   $ 1,055,112
                                                -----------   -----------   -----------
Weighted average number of common shares
  outstanding used in basic earnings per share    2,185,423     2,248,375     2,233,646

Effect of dilutive securities:
  Stock options                                       6,460        50,867       130,181
  Stock warrants                                       -             -           67,881

Weighted number of common shares and potential
 dilutive common shares outstanding used in
 dilutive earnings per share                      2,191,883     2,299,242     2,431,708
                                                -----------   -----------   -----------

The Company had at December 31, 1998, 1997 and 1996 options and warrants to purchase 357,190, 203,999 and 72,000 shares of common stock , respectively, at prices ranging from $4.63 to $10.50 per share, that were not included in the computation of diluted earnings per share because their effect was anti-dilutive (the options exercise price was greater than the average market price of the common shares).

The Company subsequent to the year ending December 31, 1998, repurchased 37,300 shares of the Company's common stock for approximately $113,500.

             ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - STOCKHOLDERS' EQUITY

Common Stock - During 1998 and 1997 the Company purchased 267,706 and 70,540 shares of common stock for $1,264,949 and $407,053, respectively, on the open market. These shares were retired by the Company. The Company subsequent to the year ending December 31, 1998, repurchased and retired 37,300 shares of the Company's common stock for approximately $113,500.

Restatement - During May 1998, the Company's shareholders approved a 1 for 300 reverse stock split followed by the 300 for 1 forward stock split of all its previously issued outstanding common shares with 26,851 shares being repurchased for approximately $127,669. During January 1999, the Company approved a 1 for 5 reverse stock split of all its previously issued outstanding common stock. The split was accomplished effective January 29, 1999, with 208 fractional shares being issued. The effect of these common stock splits have been reflected in these financials statements.

Common Stock Issuances - During 1998, 1997 and 1996, the Company issued 600, 1,000 and 6,000 shares of restricted common stock valued at $2,578, $4,106, and $36,790, respectively, in exchange for services rendered. The Company issued during 1997 and 1996, 2,000 and 10,000 shares of stock, respectively, in connection with options exercised, under the 1993 stock option plan. During 1996, 342,536 warrants and 4,312 underwriter option units were exercised and 351,161 shares of common stock were issued. The warrants and underwriters options were issued in the Company's 1991 secondary offering.

The restricted stock issued during the years ended December 31, 1998, 1997 and 1996 for non-cash consideration were valued at the mean between the closing bid less 25%-35% attributable to the transferability restrictions of the stock.

Preferred Stock - The Company is authorized to issue 10,000,000 shares of no par value preferred stock with such rights and preferences and in such series as determined by the Board of Directors at the time of issuance. No shares are issued or outstanding as of December 31, 1998, 1997 and 1996.

             ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - STOCKHOLDERS' EQUITY [Continued]

Stock Options - During the periods presented in the accompanying financial statements the Company has granted options under the 1993 Stock Options Plan (the Plan) and executive and other employment agreements. The Corporation has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans or other agreements. Had compensation cost for the Company's stock option plan and agreements been determined based on the fair value at the grant date for awards in 1998, 1997 and 1996 consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                  1998          1997          1996
                                              -----------   -----------   -----------
Net Income                  As reported       $   218,461   $   717,287   $   446,967
                            Proforma          $   196,126   $   714,407   $   443,278

Basic earnings per share    As reported       $       .10   $       .32   $       .20
                            Proforma          $       .09   $       .32   $       .20

Diluted earnings per share  As reported       $       .10   $       .31   $       .18
                            Proforma          $       .09   $       .31   $       .18


The fair value of each option granted is estimated on the date granted using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the period ended December 31, 1998, 1997 and 1996 risk-free interest rates of 5.5%, 6.3% and 6.3% expected dividend yields of zero, expected life of 7.5, 5.6 and 8.1 years, and expected volatility 46%, 45% and 48%.

1993 Stock Option Plan - During 1993 and later amended in 1995 and 1996, the Board of Directors adopted a Stock Option Plan (the Plan). Under the terms and conditions of the Plan, the board is empowered to grant stock options to employees, officers, directors and consultants of the Company. Additionally, the Board will determine at the time of granting the vesting provisions and whether the options will qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code (Section 422 provides certain tax advantages to the employee recipients). The Plan was approved by the shareholders of the Company at its 1993 annual shareholder meeting. The total number of shares of common stock available under the Plan may not exceed 650,000. At December 31, 1998 and 1997, total options available to be granted under the Plan amounted to and 269,510 and 262, 001.

              ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - STOCKHOLDERS' EQUITY [Continued]

A summary of the status of the options granted under the Company's stock option plan and other agreements at December 31, 1998, 1997 and 1996, and changes during the years then ended is presented below:

                       December 31, 1998      December 31, 1997      December 31, 1996
                      --------------------   --------------------   --------------------
                                  Weighted               Weighted               Weighted
                                  Average                Average                Average
                                  Exercise               Exercise               Exercise
                       Shares      Price      Shares      Price      Shares      Price
                      ---------   --------   ---------   --------   ---------   --------
Outstanding at
 beginning of period   366,299     $6.40      408,299     $6.78      405,299     $6.10
Granted                316,070     $5.07       34,400     $6.20       80,000     $9.40
Exercised                 -          -         (2,000)    $4.65      (10,000)    $4.65
Forfeited             (263,579)    $7.10      (60,400)    $8.90      (63,000)    $6.50
Expired                (60,000)    $5.00      (14,000)    $6.35       (4,000)    $4.65
                      --------     -----      -------     -----      -------     -----
Outstanding at end
 of Period             358,790     $4.94      366,299     $6.40      408,299     $6.75
                      --------     -----      -------     -----      -------     -----
Weighted average
 fair value of
 options granted
 during the year       291,070     $ .12       34,400     $.15        80,000     $ .25
                      --------     -----      -------     -----      -------     -----

A summary of the status of the options outstanding under the Company's stock option plans and employment agreements at December 31, 1998 is presented below:

                          Options Outstanding             Options Exercisable
                -------------------------------------   -----------------------
                                Average     Weighted-                 Weighted-
   Range of                    Remaining    Average                    Average
   Exercise       Number      Contractual   Exercise      Number      Exercise
    Prices      Outstanding      Life        Price      Exercisable    Price
-------------   -----------   -----------   ---------   -----------   ---------

$4.63             114,300     6.0 years      $4.63        114,300       $4.63
$5.08               2,680     1.0 years      $5.08          2,066       $5.08
$5.08 - $5.48      31,000     4.4 years      $5.15         18,500       $5.20
$5.08             184,000     6.0 years      $5.08        184,000       $5.08
$4.30 - $5.70      26,810     9.1 years      $5.06          3,699       $5.08
-------------     -------     ---------      -----        -------       -----
                  358,790                                 322,565

              ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - SIGNIFICANT CUSTOMERS

The Company sells its products through a network of independent food brokers who are paid commissions ranging from 3% to 5% of sales depending on products sold and selling price. A significant percentage of the Company's total sales is sold through 2 or fewer brokers. The following table lists the total sales from continuing operations through brokers that accounted for 10% or more of total sales:

                                               December 31,
                                    1998         1997         1996
                                 ----------   ----------   ----------

     Broker A                    $     -      $     -      $5,191,525
     Broker B                     1,940,339    1,940,461    1,851,824
     Broker C                     2,424,687         -            -
     Broker D                     2,169,182         -            -

NOTE 13 - ACQUISITION OF SUBSIDIARY

On May 20, 1996, the Company acquired all of the outstanding common stock of Alborough, Inc., (dba Emilia Romagna), in a business combination accounted for as a purchase. Alborough, Inc. was primarily engaged in the manufacturing of gourmet Italian foods. The results of operations of Alborough, Inc. is included in the accompanying financial statements since the date of acquisition. The total cost of the acquisition was $738,779, which exceeded the fair market value of the net assets of Alborough, Inc. by $609,938. The excess is recorded as goodwill and is being amortized over 15 years. The purchase price could have increased significantly depending upon Alborough, Inc. meeting certain earnings performance criteria over the next 3 years. As of December 31, 1998, the purchase price had not increased as the earnings performance criteria had not been attained. The agreement between the parties provided that additional payments may be earned by Alborough, Inc.'s previous shareholders based on a percentage of gross margin attributable to sales made to specified customers. The sales must have been made during a specified period of time and subject to certain minimum sales levels being achieved. No additional payments were made to the former shareholders of Alborough, Inc. as minimum sales to the specified customers had not been achieved during the year ended December 31, 1998. As of December 31, 1997, the operations of Alborough, Inc. had been merged into the Parent.

NOTE 14 - DISCONTINUED OPERATIONS

During the first quarter of 1997 the Company adopted a plan to discontinue the quick service Italian restaurant locations and operations of AFDI, Inc. The business was disposed of during the second quarter of 1997. AFDI, Inc. is reported as a discontinued operation for the year ended December 31, 1996. Net sales related to AFDI, Inc. for 1996 were $125,429. This amount has been reclassified to estimated loss from operations of AFDI, Inc. in the accompanying statement of operations. At December 31, 1998 and 1997 AFDI, Inc is a dormant subsidiary of the Company.

              ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - DISCONTINUED OPERATIONS [Continued]

The following is a condensed proforma statement of operations that reflects what the presentation would have been for the year ended December 31, 1996 without the reclassifications required by "discontinued operations" accounting principles:

                                            1996
                                        ------------

     Net Sales                          $ 15,430,458
     Cost of goods sold                  (10,691,428)
     Other operating expenses             (3,623,401)
     Other income (expense)                  251,967
     Provision for taxes                    (575,817)
                                        ------------
     Net income                         $    791,779
                                        ------------
     Earnings per share                 $        .07
                                        ------------

NOTE 15 - EXTRAORDINARY LOSS FROM LITIGATION

On June 11, 1997, Mass Marketing Services filed a lawsuit in Superior Court of San Diego County, California against the Company seeking damages for breach of contract, open book account and reasonable value of services rendered. The lawsuit arose after the Company terminated its sales representation agreement with Mass Marketing. Mass Marketing asserted that it was entitled to, an additional ten months of commissions (approximately $100,000) and attorneys fees under the agreement. The parties agreed to arbitrate the dispute and the case was submitted to arbitration in July 1998. The arbitrator awarded Mass Marketing damages in the total amount of $167,342. Pending the Company's action to overturn the award, which it considered erroneous, the parties settled the claim for $145,000. The Company expended approximately $36,000 defending their position.

NOTE 16 - SUBSEQUENT EVENTS

During January 1999, the Company approved a 1 for 5 reverse stock split of all its previously issued outstanding common stock. The split became effective on January 29, 1999, with 208 fractional shares being issued. The effect of the common stock split has been reflected in these financial statements (See Note 1 and 10).

Subsequent to the year ending December 31, 1998, the Company repurchased 37,300 shares of the Company's common stock for approximately $113,500.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Ex change Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ARMANINO FOODS OF DISTINCTION, INC.


Dated: March 30, 1999               By:/s/ William J. Armanino
                                       William J. Armanino, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


     Signature                         Capacity                    Date


/s/ William J. Armanino         President, Chief Executive   March 30, 1999
William J. Armanino             Officer, Chief Financial
                                Officer, Chairman of the
                                Board

/s/ Deborah Armanino-LeBlanc    Vice President, Secretary    March 30, 1999
Deborah Armanino-LeBlanc        and Director



/s/ Alexandria Breitman         Treasurer (Principal         March 30, 1999
Alexandria Breitman             Accounting Officer) and
                                Controller


/s/ John J. Micek, III          Director                     March 30, 1999
John J. Micek, III


/s/ David Scatena               Director                     March 30, 1999
David Scatena


____________________________    Director
Tino Barzie



/s/ J. Bryan King               Director                     March 30, 1999
J. Bryan King