Form 10-Q
period 1999-03-31
ARMANINO FOODS OF DISTINCTION INC /CO/
filed 1999-05-05
CIK 814339

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                        For Quarter Ended March 31, 1999


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

                       Yes -X-     No -----


There were 1,945,081 shares of the Registrant's Common Stock outstanding as of March 31, 1999.

                        PART I - FINANCIAL INFORMATION

                      ARMANINO FOODS OF DISTINCTION, INC.
                     Condensed Consolidated Balance Sheets
                                  (Unaudited)
        ASSETS
                                                 March 31,     December 31,
                                                   1999            1998
                                               -----------     ------------
Current Assets:
  Cash and cash equivalents                    $ 1,628,804     $   633,580
  Treasury bills, held to maturity                 951,878       1,768,283
  Accounts receivable                            1,040,290       1,271,740
  Inventory                                      1,004,248       1,183,370
  Prepaid expenses                                 185,748         197,523
  Current deferred tax asset                       622,474         606,000
                                               -----------     -----------
    Total Current Assets                         5,433,442       5,660,496

Property and Equipment, Net                      4,722,947       4,867,679

Other Assets:
  Deposits                                          13,000          13,000
  Goodwill, net                                    490,938         501,438
                                               -----------     -----------
    Total Other Assets                             503,938         514,438
                                               -----------     -----------
    Total Assets                               $10,660,327     $11,042,613
                                               ===========     ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable & accrued expenses              390,564         616,742
  Current portion of long-term debt                 53,649          61,092
  Line of credit payable                              -               -
                                                ----------     -----------
    Total Current Liabilities                      444,213         677,834

Deferred tax liability                             321,000         321,000

Long-term debt                                     131,794         142,291
                                                ----------     -----------
    Total Liabilities                              897,007       1,141,125

Stockholders' Equity:
  Common stock                                   9,760,214       9,873,671
  Additional paid in capital                        22,311          22,311
  Accumulated deficit                              (19,205)          5,506
                                               -----------     -----------
    Total Stockholders' Equity                   9,763,320       9,901,488
                                               -----------     -----------

    Total Liabilities & Stockholders' Equity   $10,660,327     $11,042,613
                                               ===========     ===========

The accompanying notes are an integral part of these condensed financial statements. The balances for December 31, 1998 were taken from the audited financial statements at that date and condensed.

                     ARMANINO FOODS OF DISTINCTION, INC.
               Condensed Consolidated Statements of Operations
                For the Quarter Ended March 31, 1999 and 1998
                                (Unaudited)


                                                 March 31,     March 31,
                                                   1999           1998
                                                 ----------    ----------

Net Sales                                        $2,540,873    $3,723,423

Cost of Goods Sold                                1,685,363     2,877,922
                                                 ----------     ---------
   Gross Profit                                     855,510       845,501

Operating Expenses:
   General and administrative                       335,822       407,944
   Salaries and wages                               244,861       268,629
   Commissions                                       89,362       105,488
   Advertising, demonstrations, promotions,
    and slotting allowances                         255,384       218,102
                                                 ----------    ----------
     Total Operating Expenses                       925,429     1,000,163
                                                 ----------    ----------
(Loss) From Operations                              (69,919)     (154,662)

Other Income                                         28,734        34,841
                                                 ----------    ----------
(Loss) From Continuing Operations Before
  Income Taxes                                      (41,185)     (119,821)

Current Tax Expense                                    -             -
Deferred Tax Expense/(Benefit)                      (16,474)      (47,928)
                                                 ==========    ==========
     Net Loss                                    $  (24,711)   $  (71,893)


Basic Earnings/(Loss) Per Common Share           $     (.01)   $     (.03)
                                                 ----------    ----------
Weighted Average Common Shares Outstanding        1,958,266     2,249,280
                                                 ==========    ==========
Diluted Earnings/(Loss) Per Share                $     (.01)   $     (.03)
                                                 ----------    ----------
Weighted Average Common Shares Outstanding
  Assuming Dilution                               1,958,266      2,249,280
                                                 ==========    ===========





The accompanying notes are an integral part of these condensed financial statements.

                     ARMANINO FOODS OF DISTINCTION, INC.
               Condensed Consolidated Statements of Cash Flows
             For the Three Months Ended March 31, 1999 and 1998
                                (Unaudited)

                                                    March 31,      March 31,
                                                      1999           1998
                                                    ---------      ---------
Cash Flows From Operating Activities:
  Net income/(loss)                                 $ (24,711)     $ (71,893)
  Adjustment to reconcile net income to net
   cash provided by operations:
    Depreciation and amortization                     170,241        168,201
    Changes in assets and liabilities:
     Decrease in accounts receivable                  231,450        444,868
     (Increase) Decrease in inventories               179,122        (45,869)
     Decrease in prepaid expenses                      11,775          4,478
     (Increase) in deferred tax assets                (16,474)       (47,928)
     (Decrease)in accounts payable and
       accrued expenses                              (226,178)      (440,090)
                                                   ----------      ---------

    Total Adjustments                                 349,936         83,660
                                                   ----------      ---------
    Net Cash Provided By Operating Activities         325,225         11,767

Cash Flows From Investing Activities:
  Capital expenditures                                (15,009)       (70,033)
  (Purchase)/Reduction of U.S. Treasury Bills, net    816,405        493,373
                                                   ----------      ---------
    Net Cash Provided By Investing Activities         801,396        423,340
                                                   ----------      ---------
Cash Flows From Financing Activities:
  Purchase of Treasury stock                         (113,457)          -
  Payments on capital lease obligations               (17,940)       (16,373)
  Proceeds/(Payment) on short term borrowings            -          (287,439)
                                                   ----------      ---------
    Net Cash (Used For) Financing Activities:        (131,397)      (303,812)
                                                   ----------      ---------
Net Increase In Cash and Cash Equivalents             995,224        131,295

Cash and Cash Equivalents Beginning of Period         633,580        181,013
                                                   ----------      ---------
Cash and Cash Equivalents End of Period            $1,628,804      $ 312,308








The accompanying notes are an integral part of these condensed financial statements.

                      ARMANINO FOODS OF DISTINCTION, INC.
             Notes to Condensed Consolidated Financial Statements
                               March 31, 1999
                                (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. It is suggested that these condensed consolidated financial statements be read in conjunction with the December 31, 1998 audited financial statements and notes thereto for Armanino Foods of Distinction, Inc. The results of operations for the periods ended March 31, 1999 and 1998 are not necessarily indicative of the operating results for the full year.

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

     Earnings/(Loss) Per Share - The Company calculates earnings per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share," which requires the Company to present basic and diluted earnings per share. The computation of basic earnings per share is based on the weighted average number of shares outstanding during the periods presented. The computation of diluted earnings per share is based on the weighted average number of outstanding common shares during the year plus, when their effect is dilutive, additional shares assuming the exercise of certain vested and non-vested stock options and warrants, reduced by the number of shares which could be purchased from the proceeds.

     The weighted average common shares and common equivalent shares outstanding for purposes of calculating earnings (loss) per share was as follows:

                                                       March 31,     March 31,
                                                         1999          1998
                                                       ---------     ---------
Weighted average common shares outstanding used in
basic earnings per share for the nine months ending    1,958,266     2,249,280

Effect of dilutive stock options                             -             -
                                                       ---------    ----------
Weighted average common shares and potential
dilutive common equivalent shares outstanding
used in dilutive earning per share                     1,958,266    2,249,280
                                                       =========    =========

                      ARMANINO FOODS OF DISTINCTION, INC.
            Notes to Condensed Consolidated Financial Statements
                               March 31, 1999
                                (Unaudited)

NOTE 1 - CONTINUED

     For the three months ended March 31, 1999 the Company had 374,490 stock options that could potentially dilute earnings per share in the future that were not included in the diluted computation because to do so would have been antidilutive for the periods presented.

NOTE 2 - INVENTORY

     Inventory is carried at the lower of cost or market with cost being determined on the first-in, first-out method and consisted of the following at March, 1999 and December 31, 1998:

                                March 31,      December 31,
                                  1999             1998
                               ----------      -----------

     Raw materials & supplies     472,459         481,226
     Finished goods               531,789         702,144
                               ----------      ----------
                               $1,004,248      $1,183,370
                               ==========      ==========

NOTE 3 - RELATED PARTY TRANSACTIONS

     The Company incurred $9,465 and $5,340 respectively, for the three months ended March 31, 1999 and 1998, in accounting and consulting fees to Polly, Scatena, Gekakis & Co., an accounting firm, the managing partner of which is also a stockholder and director of the Company. Services provided by the accounting firm are an extension of the internal accounting functions of the Company, as well as management, business and systems consulting.

NOTE 4 - PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                         March 31,     December 31,
                                           1999           1998
                                        ----------     -----------

     Furniture & Office Equipment       $  303,019     $  299,822
     Plant Machinery & Equipment         4,806,914      4,814,842
     Leasehold Improvements              1,924,524      1,906,876
                                        ----------     ----------
                                         7,034,457      7,021,540
     Accumulated Depreciation            2,311,510      2,153,861
                                        ----------      ---------
                                        $4,722,947     $4,867,679
                                        ==========     ==========

The Company's property, plant and equipment is pledged as collateral on a business line of credit.

                      ARMANINO FOODS OF DISTINCTION, INC.
             Notes to Condensed Consolidated Financial Statements
                               March 31, 1999
                                 (Unaudited)

NOTE 5 - LINE OF CREDIT

     As of March 31, 1999 and December 31, 1998, the Company had $0 outstanding on a $500,000 business line of credit. The line of credit accrues interest at prime plus .75%. The line of credit matures in September 1999, and is secured by the Company's accounts receivable, inventory and equipment.

NOTE 6 - INCOME TAXES

     The Company accounts for income taxes in accordance with FASB Statement 109, "Accounting for Income Taxes."

     As of March 31, 1999 and December 31, 1998 the net deferred tax assets and liabilities consisted of the following:

                                      March 31,     December 31,
                                        1999           1998
                                      ---------     -----------
     Current deferred tax asset       $ 622,474      $ 606,000
     Deferred Tax Liability            (321,000)      (321,000)

     Management estimates that the Company will generate adequate net profits to offset net operating loss carryforwards prior to the expiration of the net operating loss carryforwards. Consequently, a deferred tax asset valuation allowance has not been accrued.

NOTE 7 - STOCKHOLDERS' EQUITY

     As of March 31, 1999, the Company had 374,490 outstanding stock options to purchase the Company's stock at prices ranging from $4.63 to $10.50 per share to employees, directors and a consultant, expiring on January 28, 2000 through March 25, 2008.

     During the quarter ended March 31,1999 the Company purchased 37,300 shares of its common stock on the open market for $113,458.

                      ARMANINO FOODS OF DISTINCTION, INC.
             Notes to Condensed Consolidated Financial Statements
                               March 31, 1999
                                 (Unaudited)


NOTE 8 - ACQUISITION OF SUBSIDIARY

     On May 20, 1996, the Company acquired all of the outstanding common stock of Alborough, Inc., (dba Emilia Romagna), in a business combination accounted for as a purchase. Alborough, Inc. was primarily engaged in the manufacturing of gourmet Italian foods. The results of operations of Alborough, Inc. is included in the accompanying financial statements since the date of acquisition. The total cost of the acquisition was $738,779, which exceeded the fair market value of the net assets of Alborough, Inc. by $609,938. The excess is recorded as goodwill and is being amortized over 15 years. The purchase price could increase significantly depending upon the gross margin attributable to sales made to certain specified customers over the 3-year period subsequent to the consummation of the purchase agreement. The agreement between the parties provides that additional payments may be earned by Alborough, Inc.'s former shareholders based on a percentage of gross margin attributable to sales made to specified customers. The sales must be made during a specified period of time and subject to certain minimum sales levels being achieved. As of March 31, 1999, no additional payments have been made to Alborough Inc.'s former shareholders as minimum sales to the specified customers had not been achieved. The Company does not anticipate that any additional payments will need to be made.

            ITEM II:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 1999 V. QUARTER ENDED MARCH  31, 1998

     Net sales for the quarter ended March 31, 1999 were $2,540,873, as compared to $3,723,423 for the quarter ended March 31, 1998. The decrease in sales is primarily attributable to lower sales of the Company's meatball and entree product lines. The decline in the meatball product line sales was due to loss of sales to a club-store customer. The entree product line sales decrease was due to the Company ceasing production for a co-pack customer. The Company continues to focus its efforts on expanding its customer base for all of its products through promotional programs and an expanded sale force.

     Cost of goods sold as a percentage of net sales decreased from 77% for the quarter ended March 31, 1998 to 66% for the quarter ended March 31, 1999. The decrease in this percentage for the current quarter is due to the shift in the product mix due to lower meatball and entree product line sales which carried lower margins than both the pesto and the pasta product lines.

     Operating expenses as a percentage of net sales were approximately 36% for the quarter ended March 31, 1999 as compared to 27% for the quarter ended March 31, 1998. The increase in this percentage for the quarter is primarily due to lower sales for the quarter ended March 31,1999. In absolute dollars, general and administrative expenses decreased for the first quarter. This decrease can be attributed to various expenses in the category. Some of the larger decreases in this category included outside temporary services and art and label design expense. Salaries decreased due to a management position being eliminated. Commissions decreased due to the decrease in meatball sales.

     Net loss was $(24,711) for the quarter ended March 31, 1999 compared to $(71,893) for the quarter ended March 31, 1998. The decrease in net loss for the quarter was due to ceasing production of entree products for a co-pack customer.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1999, the Company had working capital of $4,989,229, an increase of $6,567 from December 31, 1998. Current assets included $3,620,972 in cash and cash equivalents, U.S. treasury bills, and accounts receivable. Management believes that this level of working capital is adequate to meet anticipated needs for liquidity.

     During the three months ended March 31, 1999, cash provided by operating activities of the Company amounted to $325,225.

     On September 8, 1998, the Company renewed its $500,000 business loan line of credit with Wells Fargo Bank, in San Francisco, California. This loan provides for interest at prime plus .75% with a maturity date of September 10, 1999. At March 31, 1999, the Company had $0 outstanding under this line. The purpose of obtaining this line of credit is to afford the Company greater cash liquidity and management of its cash investments.

     On May 20, 1996, the Company purchased all of the outstanding stock of Alborough, Inc. (dba Emilia Romagna). The total cost of the acquisition was $738,779 including professional fees paid in relation to the acquisition. Additionally, the terms of the agreement include an "earn-out" formula which provides for payments to Alborough shareholders over a three-year period based on certain performance criteria established. The purchase price could increase significantly depending upon Alborough, Inc. meeting certain earnings performance criteria over the 3-year period subsequent to the consummation of the purchase agreement. The agreement between the parties provides that additional payments may be earned by Alborough, Inc. shareholders based on a percentage of gross margin attributable to sales made to specified customers. The sales must be made during a specified period of time and subject to certain minimum sales levels being achieved. As of March 31, 1999, the Company has not incurred any additional cost due to this provision.

     During the third and fourth quarters of 1998 the Company's board of directors approved two stock buy-back plans to purchase a total of $1,250,000 of the Company's Common Stock. As of March 31, 1999, the Company had completed the buy-back and paid approximately $1,250,000 for Common Stock purchased on the open market.

     The Company presently has no material commitments for capital expenditures.

YEAR 2000 COMPLIANCE

     In 1998, the Company began assessing the various issues relating to the year 2000. During 1998 the Company upgraded its accounting application software which has been certified by the manufacturer to be year 2000 compliant. The accounting software includes sales order, inventory, accounts receivable, accounts payable, general ledger as well as other modules.

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

     The Company has incurred approximately $2,000 on upgrading software. Approximately $4,000 had been spent on evaluating and testing current systems during the fourth quarter of 1998. Additional costs would involve purchasing new computer equipment or converting parts in processing equipment. The Company will have estimates for these additional costs by May 31, 1999.

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

                                    PART II
                              OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

            None.

ITEM 2.     CHANGES IN SECURITIES

            None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

            None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None.

ITEM 5.     OTHER INFORMATION

            None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

          A.  EXHIBITS

               27 - Financial Data Schedule      Filed herewith electronically

          B.  REPORTS ON FORM 8-K - None.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized.

ARMANINO FOODS OF DISTINCTION, INC.



By: /s/ William J. Armanino        Dated: April 29, 1999
    William J. Armanino
    President
    Chief Executive Officer
    Chief Financial Officer

                                 EXHIBIT INDEX

     EXHIBIT                              METHOD OF FILING

27.  Financial Data Schedule         Filed herewith electronically