Form 10-Q
period 1999-06-30
ARMANINO FOODS OF DISTINCTION INC /CO/
filed 1999-08-06
CIK 814339

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                        For Quarter Ended June 30, 1999


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

                       Yes -X-     No -----


There were 1,945,081 shares of the Registrant's Common Stock outstanding as of June 30, 1999.

                        PART I - FINANCIAL INFORMATION

                      ARMANINO FOODS OF DISTINCTION, INC.
                     Condensed Consolidated Balance Sheets
                                  (Unaudited)
        ASSETS
                                                 June 30,      December 31,
                                                   1999            1998
                                               -----------     ------------
Current Assets:
  Cash and cash equivalents                    $ 2,673,907     $   633,580
  Treasury bills, held to maturity                 197,947       1,768,283
  Accounts receivable                            1,174,565       1,271,740
  Inventory                                      1,109,764       1,183,370
  Prepaid expenses                                 140,640         197,523
  Current deferred tax asset                       504,580         606,000
                                               -----------     -----------
  Total Current Assets                           5,801,403       5,660,496

Property and Equipment, Net                      4,609,344       4,867,679

Other Assets:
  Deposits                                          13,000          13,000
  Goodwill, net                                    480,438         501,438
                                               -----------     -----------
      Total Other Assets                           493,438         514,438
                                               -----------     -----------
      Total Assets                             $10,904,185     $11,042,613
                                               ===========     ===========

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable & accrued expenses              475,909         616,742
  Current portion of long-term debt                 48,058          61,092
  Line of credit payable                                 -               -
                                               -----------     -----------
      Total Current Liabilities                    523,967         677,834

Deferred tax liability                             321,000         321,000
Long-term debt                                     119,056         142,291
                                               -----------     -----------
      Total Liabilities                            964,023       1,141,125

Stockholders' Equity:
  Common stock                                   9,760,214       9,873,671
  Additional paid in capital                        22,311          22,311
  Retained earnings                                157,637           5,506
                                               -----------     -----------
      Total Stockholders' Equity                 9,940,162       9,901,488
                                               -----------     -----------
      Total Liabilities & Stockholders'
        Equity                                 $10,904,185     $11,042,613
                                               ===========     ===========
The accompanying notes are an integral part of these condensed financial statements. The balances for December 31, 1998 were taken from the audited financial statements at that date and condensed.

                       PART I - FINANCIAL INFORMATION

                     ARMANINO FOODS OF DISTINCTION, INC.
               Condensed Consolidated Statements of Operations
                For the Quarter Ended June 30, 1999 and 1998
                                 (Unaudited)

                                                 June 30,       June 30,
                                                  1999            1998
                                               -----------     -----------

Net Sales                                      $ 2,962,456     $ 3,766,082
Cost of Goods Sold                               1,761,741       2,629,518
                                               -----------     -----------

      Gross Profit                               1,200,715       1,136,564

Operating Expenses:
   General and administrative                      390,661         412,351
   Salaries and wages                              268,319         290,634
   Commissions                                      83,097          95,810
   Advertising, demonstrations, promotions,
    and slotting allowances                        204,306         192,476
                                               -----------     -----------
      Total Operating Expenses                     946,383         991,271
                                               -----------     -----------

Income From Operations                             254,332         145,293
Other Income                                        40,404          43,851
                                               -----------     -----------
Income From Continuing Operations Before
   Income Taxes                                    294,736         189,144

Current Tax Expense                                 30,000           3,300
Deferred Tax Expense                                87,894          72,357
                                               -----------     -----------
      Net Income                               $   176,842     $   113,487
                                               ===========     ===========

Basic Earnings Per Common Share                $       .09     $       .05
                                               -----------     -----------
Weighted Average Common Shares Outstanding       1,945,081       2,246,031
                                               ===========     ===========

Diluted Earnings Per Share                         N/A         $       .05
                                               -----------     -----------
Weighted Average Common Shares Outstanding
   Assuming Dilution                               N/A           2,274,003
                                               ===========     ===========


The accompanying notes are an integral part of these condensed financial statements.

                         PART I - FINANCIAL INFORMATION
                       ARMANINO FOODS OF DISTINCTION, INC.
                Condensed Consolidated Statements of Operations
                For the Six Months Ended June 30, 1999 and 1998
                                  (Unaudited)

                                                 June 30,        June 30,
                                                  1999            1998
                                               -----------     -----------

Net Sales                                      $ 5,503,329     $ 7,489,505
Cost of Goods Sold                               3,447,104       5,507,440
                                               -----------     -----------
      Gross Profit                               2,056,225       1,982,065

Operating Expenses:
   General and administrative                      726,483         820,295
   Salaries and wages                              513,180         559,263
   Commissions                                     172,459         201,298
   Advertising, demonstrations, promotions,
     and slotting allowances                       459,690         410,578
                                               -----------     -----------
      Total Operating Expenses                   1,871,812       1,991,434
                                               -----------     -----------

Income From Operations                             184,413          (9,369)
Other Income                                        69,138          78,692
                                               -----------     -----------

Income From Continuing Operations Before
   Income Taxes                                    253,551          69,323
Current Tax Expense                                 32,000           3,300
Deferred Tax Expense                                69,420          24,429
                                               -----------     -----------
      Net Income                               $   152,131     $    41,594
                                               ===========     ===========

Basic Earnings Per Common Share                $       .08     $       .02
                                               -----------     -----------

Weighted Average Common Shares Outstanding       1,951,638       2,256,646
                                               ===========     ===========
Diluted Earnings Per Share                          N/A        $       .02
                                               -----------     -----------
Weighted Average Common Shares Outstanding
   Assuming Dilution                                N/A          2,271,067
                                               ===========     ===========




The accompanying notes are an integral part of these condensed financial statements.

                         PART I - FINANCIAL INFORMATION

                       ARMANINO FOODS OF DISTINCTION, INC.
                 Condensed Consolidated Statements of Cash Flows
                 For the Six Months Ended June 30, 1999 and 1998
                                 (Unaudited)

                                                June 30,         June 30,
                                                  1999             1998
                                               -----------     -----------
Cash Flows From Operating Activities:
   Net income                                  $   152,131     $    41,594
   Adjustment to reconcile net income to
     net cash provided by operations:
       Depreciation and amortization               339,448         336,324
       Changes in assets and liabilities:
         Decrease in accounts receivable            97,175         463,694
         Decrease in inventories                    73,606          23,602
         Decrease in prepaid expenses               56,883           3,485
         Decrease in deferred tax assets           101,420          24,429
         (Decrease)in accounts payable and
            accrued expenses                      (140,833)       (640,880)
                                               -----------     -----------
      Total Adjustments                            527,699         210,654
                                               -----------     -----------
      Net Cash Provided By Operating
       Activities                                  679,830         252,248

Cash Flows From Investing Activities:
   Capital expenditures                            (60,113)       (164,688)
   Reduction of U.S. Treasury Bills, net         1,570,336         499,886
                                               -----------     -----------
      Net Cash Provided By Investing
       Activities                                1,510,223         335,198
                                               -----------     -----------
Cash Flows From Financing Activities:
   Purchase of Treasury stock                     (113,457)       (127,669)
   Payments on capital lease obligations           (36,269)        (32,996)
   Payment on short term borrowings                      -        (287,439)
                                               -----------     -----------
      Net Cash (Used For) Financing
       Activities:                                (149,726)       (448,104)
                                               -----------     -----------
Net Increase In Cash and Cash Equivalents        2,040,327         139,342
Cash and Cash Equivalents Beginning of Period      633,580         181,013
                                               -----------     -----------
Cash and Cash Equivalents End of Period        $ 2,673,907     $   320,355
                                               ===========     ===========



The accompanying notes are an integral part of these condensed financial statements.

                       PART I - FINANCIAL INFORMATION

                     ARMANINO FOODS OF DISTINCTION, INC.
            Notes to Condensed Consolidated Financial Statements
                                June 30, 1999
                                 (Unaudited)

Note 1 - Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. It is suggested that these condensed consolidated financial statements be read in conjunction with the December 31, 1998 audited financial statements and notes thereto for Armanino Foods of Distinction, Inc. The results of operations for the periods ended June 30, 1999 and 1998 are not necessarily indicative of the operating results for the full year.

     The condensed consolidated financial statements include the accounts of Armanino Foods of Distinction, Inc. ("Parent") and it's wholly-owned dormant subsidiary AFDI, Inc.

     For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments (Treasury Bills) purchased with a maturity of three months or less to be cash equivalents.

     The Company recorded goodwill in the amount of $609,938 as part of the purchase of Alborough, Inc. during May, 1996. The Company is amortizing the goodwill over 15 years, on a straight line basis.

     Earnings/(Loss) Per Share   The Company calculates earnings per share in
accordance with Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share," which requires the Company to present basic and diluted earnings per share. The computation of basic earnings per share is based on the weighted average number of shares outstanding during the periods presented. The computation of diluted earnings per share is based on the weighted average number of outstanding common shares during the year plus, when their effect is dilutive, additional shares assuming the exercise of certain vested and non-vested stock options and warrants, reduced by the number of shares which could be purchased from the proceeds.

     The weighted average common shares and common equivalent shares outstanding for purposes of calculating earnings (loss) per share was as follows:
                                                June 30,        June 30,
                                                  1999            1998
                                               -----------     -----------

Weighted average common shares outstanding
used in basic earnings per share for the
six months ending                               $1,945,081      $2,256,646

Effect of dilutive stock options                    N/A             14,421

Weighted average common shares and potential
dilutive common equivalent shares outstanding
used in dilutive earning per share                  N/A          2,271,067
                                               ===========     ===========

     For the six months ended June 30, 1999 the company had 373,810 stock options that could potentially dilute earnings per share in the future that were not included in the diluted computation because to do so would have been antidilutive for the periods presented.

Note 2 - Inventory

     Inventory is carried at the lower of cost or market with cost being determined on the first-in, first-out method and consisted of the following at June 30, 1999 and December 31, 1998:

                                                June 30,      December 31,
                                                  1999            1998
                                               -----------     -----------
     Raw materials & supplies                  $   489,151     $   481,226
     Finished goods                                620,613         702,144
                                               -----------     -----------
                                               $ 1,109,764     $ 1,183,370
                                               ===========     ===========

Note 3 - Related Party Transactions

     The Company incurred $15,229 and $9,135 respectively, for the six months ended June 30, 1999 and 1998, in accounting and consulting fees to Polly, Scatena, Gekakis & Co., an accounting firm, the managing partner of which is also a stockholder and director of the Company. Services provided by the accounting firm are an extension of the internal accounting functions of the Company, as well as management, business and systems consulting.

Note 4 - Property and Equipment

     Property and equipment consists of the following:

                                                 June 30,     December 31,
                                                  1999            1998
                                               -----------     -----------
     Furniture & Office Equipment              $   303,018     $   299,822
     Plant Machinery & Equipment                 4,843,836       4,814,842
     Leasehold Improvements                      1,934,799       1,906,876
                                               -----------     -----------
                                                 7,081,653       7,021,540
     Accumulated Depreciation                    2,472,309       2,153,861
                                               -----------     -----------
                                               $ 4,609,344     $ 4,867,679
                                               ===========     ===========

The Company's property, plant and equipment is pledged as collateral on a business line of credit.

Note 5 - Line of Credit

     As of June 30, 1999 and December 31, 1998, the Company had $0 outstanding on a $500,000 business line of credit. The line of credit accrues interest at prime plus .75%. The line of credit matures in September 1999, and is secured by the Company's accounts receivable, inventory and equipment.


Note 6 - Income Taxes

     The Company accounts for income taxes in accordance with FASB Statement 109, "Accounting for Income Taxes."

     As of June 30, 1999 and December 31, 1998 the net deferred tax assets and liabilities consisted of the following:

                                                 June 30,     December 31,
                                                  1999            1998
                                               -----------     -----------
     Current deferred tax asset                $   504,580     $ 606,000
     Deferred Tax Liability                       (321,000)     (321,000)

     Management estimates that the Company will generate adequate net profits to offset net operating loss carryforwards prior to the expiration of the net operating loss carryforwards. Consequently, a deferred tax asset valuation allowance has not been accrued.

Note 7 - Stockholders' Equity

     As of June 30, 1999, the Company had 373,810 outstanding stock options to purchase the Company's stock at prices ranging from $3.09 to $10.50 per share to employees, directors and a consultant, expiring on January 28, 2000 through August 3, 2009.

     During the six months ended June 30,1999 the Company purchased 37,300 shares of its common stock on the open market for $113,458.

                       PART I - FINANCIAL INFORMATION
         ITEM II:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

Quarter and Six Months Ended June 30, 1999 v. Quarter and Six Months Ended June 30, 1998

     Net sales for the quarter ended June 30, 1999 were $2,962,456 as compared to $3,766,082 for the quarter ended June 30, 1998. For the six months ended June 30, 1999, net sales were $5,503,329 as compared to $7,489,505 for the six months ended June 30, 1998. The decrease in sales for the quarter and six months is primarily attributed to lower sales of the Company's meatball and entree product line. The decline in the meatball product line sales was due to loss of sales to a club-store customer. The entree product line sales decrease was due to the Company ceasing production for a co-pack customer.
The Company continues to focus its efforts on expanding its customer base for all of its products through promotional programs and an expanded sales force.

     Cost of goods sold as a percentage of net sales decreased from 70% for the quarter ended June 30, 1998 to 59.5% for the quarter ended June 30, 1999. Cost of goods sold as a percentage of net sales decreased from 73.5% for the six months ended June 30, 1998 to 62.6% for the six months ended June 30, 1999. The decrease in this percentage for the current quarter and six months is due to the shift in the Company's overall product mix. The mix shifted due to lower meatball and entree product line sales which carried lower margins than both the pesto and the pasta product lines.

     Operating expenses as a percentage of net sales were approximately 32% for the quarter ended June 30, 1999 as compared to 26.3% for the quarter ended June 30, 1998. Operating expenses for the first six months of 1999 were 34% as compared to 26.6% for the first six months of 1998. The increase in this percentage for the quarter and six months is due to lower sales for the respective periods. In absolute dollars operating expenses were lower for both the quarter and six month period ended June 30, 1999. Included in operating expenses were lower general and administrative expenses which decreased due to lower art and label design expense, office expenses and shareholder and investor expense. Additionally salaries expense was lower due to a management position being eliminated. Commissions decreased due to lower meatball sales and the utilization of sales personnel instead of outside brokers in certain areas of the country. Promotions increased due to various distributor and retail programs being utilized by the sales department.

     Net income for the quarter ended June 30, 1999 was $176,842 compared to $113,487 for the quarter ended June 30, 1998. Net income for the six months ended June 30, 1999 was $152,131 compared to $41,594 for the six months ended June 30, 1998. The increase in net income was due to lower costs due to ceasing production of entree products for a co-pack customer. Additionally, lower operating expenses contributed to the increase in net income.

Liquidity and Capital Resources

     At June 30, 1999, the Company had working capital of $5,277,436, an increase of $294,774 from December 31, 1998. Current assets included $4,046,419 in cash and cash equivalents, U.S. treasury bills, and accounts receivable. Management believes that this level of working capital is adequate to meet anticipated needs for liquidity.

     During the six months ended June 30, 1999, cash provided by operating activities of the Company amounted to $679,830.

     On September 8, 1998, the Company renewed its $500,000 business loan line of credit with Wells Fargo Bank, in San Francisco, California. This loan provides for interest at prime plus .75% with a maturity date of September 10, 1999. At June 30, 1999, the Company had $0 outstanding under this line. The purpose of obtaining this line of credit is to afford the Company greater cash liquidity and management of its cash investments.

     During the third and fourth quarters of 1998 the Company's board of directors approved two stock buy-back plans to purchase a total of $1,250,000 of the Company's Common Stock. As of February 11, 1999, the Company had completed the buy-back and paid approximately $1,250,000 for Common Stock purchased on the open market.

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

     The Company has incurred approximately $2,000 on upgrading software. Approximately $4,000 had been spent on evaluating and testing current systems during the fourth quarter of 1998. Additional costs would involve purchasing new computer equipment or converting parts in processing equipment. Based on discussions with the outside consulting firm, the Company anticipates that these additional costs will not be material.

     The Company is reviewing its external relationships in order to determine the impact which may arise from its dealings with customers, suppliers and service providers.

     The Company sells to approximately 250 customers. One customer accounts for approximately 22% of total sales. At the present time this customer would be the only trading partner with E.D.I. transactions. Contact is ongoing with this customer in order to insure that they will be year 2000 compliant. Surveys have been sent to the remaining customers to attempt to determine the extent of their compliance with the year 2000 issues. The Company does not expect a material adverse affect from any single customer in this group. However, if a large number of customers in this group ceased operations, the Company would be negatively impacted. Management is unable to quantify this risk at this time.

     The Company has not yet initiated formal contingency planning processes to mitigate the risk to the Company if any vendors or customers are not prepared for the year 2000. The Company intends to complete this process by September 30, 1999.

     The Company anticipates completion of the year 2000 project by the end of the third quarter of 1999. However, there can be no assurance that third parties that the Company deals with will resolve their year 2000 issues completely and timely. Failure to complete the year 2000 project on time could have a material adverse affect on future operating results and financial condition.

                                    PART II

                               OTHER INFORMATION

Item 1.  Legal proceedings

         None.

Item 2.  Changes In Securities

         None

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission Of Matters To A Vote Of Security Holders.

     On May 20, 1999 the Company held an Annual Meeting of Shareholders at which William J. Armanino, Deborah Armanino-LeBlanc, John J. Micek, III, David Scatena and Tino Barzie were each reelected to the Board of Directors. In addition, the Company' shareholders ratified the appointment of Pritchett, Siler & Hardy, P.C. as the Company's auditors. The following sets forth the votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, as to each of the matters presented at the meeting:

ELECTION OF DIRECTORS

           Nominees                   For                Witheld

     William J. Armanino         1,610,077 Shares      8,238 Shares
     Deborah Armanino-LeBlanc    1,610,911 Shares      7,404 Shares
     John J. Micek, III          1,610,850 Shares      7,465 Shares
     David Scatena               1,610,850 Shares      7,465 Shares
     Tino Barzie                 1,611,516 Shares      6,799 Shares
     J. Bryan King               1,610,850 Shares      7,465 Shares

APPOINTMENT OF PRITCHETT, SILER & HARDY, P.C.

               For                   Against            Abstentions

       1,612,431 Shares            5,383 Shares          501 Shares


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

                                     ARMANINO FOODS OF DISTINCTION, INC.


                                     By:/s/ William J. Armanino
Dated:  August 3, 1999                  William J. Armanino
                                        President
                                        Chief Executive Officer
                                        Chief Financial Officer

                              EXHIBIT INDEX

EXHIBIT          DESCRIPTION               METHOD OF FILING

  27.     Financial Data Schedule     Filed herewith electronically