Form 10-Q
period 1999-09-30
ARMANINO FOODS OF DISTINCTION INC /CO/
filed 1999-11-08
CIK 814339

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                       For Quarter Ended September 30, 1999


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

                               Yes -X-     No -----


There were 1,945,081 shares of the Registrant's Common Stock outstanding as of September 30, 1999.

                        PART I - FINANCIAL INFORMATION

                      ARMANINO FOODS OF DISTINCTION, INC.
                     Condensed Consolidated Balance Sheets
                                  (Unaudited)
        ASSETS
                                                September 30,   December 31,
                                                    1999            1998
                                                -------------   ------------
Current Assets:
  Cash and cash equivalents                     $ 3,267,496     $   633,580
  Treasury bills, held to maturity                        -       1,768,283
  Accounts receivable                             1,256,939       1,271,740
  Inventory                                       1,009,719       1,183,370
  Prepaid expenses                                  238,080         197,523
  Current deferred tax asset                        377,908         606,000
                                                -----------     -----------
     Total Current Assets                         6,150,142       5,660,496

Property and Equipment, Net                       4,495,971       4,867,679

Other Assets:
  Deposits                                           13,000          13,000
  Goodwill, net                                     469,938         501,438
                                                -----------     -----------
     Total Other Assets                             482,938         514,438
                                                -----------     -----------
     Total Assets                               $11,129,051     $11,042,613
                                                ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable & accrued expenses           $   524,354     $   616,742
  Current portion of capital leases                  46,539          61,092
                                                -----------     -----------
     Total Current Liabilities                      570,893         677,834

Deferred tax liability                              321,000         321,000
Capital lease obligations                           106,988         142,291
                                                -----------     -----------
     Total Liabilities                              998,881       1,141,125

Stockholders' Equity:
  Common stock                                    9,760,214       9,873,671
  Additional paid in capital                         22,311          22,311
  Retained earnings                                 347,645           5,506
                                                -----------     -----------
     Total Stockholders' Equity                  10,130,170       9,901,488
                                                -----------     -----------
     Total Liabilities & Stockholders' Equity   $11,129,051     $11,042,613
                                                ===========     ===========

The accompanying notes are an integral part of these condensed financial statements. The balances for December 31, 1998 were taken from the audited financial statements at that date and condensed.

                      PART I - FINANCIAL INFORMATION

                    ARMANINO FOODS OF DISTINCTION, INC.
             Condensed Consolidated Statements of Operations
             For the Quarter Ended September 30, 1999 and 1998
                                (Unaudited)
                                                September 30,   September 30,
                                                   1999            1998
                                                -------------   -------------

Net Sales                                       $ 3,163,441     $ 2,836,209
Cost of Goods Sold                                1,892,579       1,809,996
                                                -----------     -----------
      Gross Profit                                1,270,862       1,026,213

Operating Expenses:
  General and administrative                        333,169         298,273
  Salaries and wages                                300,551         192,213
  Commissions                                        69,936          91,523
  Advertising, demonstrations, promotions,
    and slotting allowances                         278,449         184,157
                                                -----------     -----------
     Total Operating Expenses                       982,105         766,166
                                                -----------     -----------
Income From Operations                              288,757         260,047
Other Income                                         27,923          42,447
                                                -----------     -----------
Income From Continuing Operations Before
  Income Taxes                                      316,680         302,494

Current Tax Expense                                       -          25,950
Deferred Tax Expense/(Benefit)                      126,672          95,048
                                                -----------     -----------
Income from continuing operations
  before Extraordinary Loss                     $   190,008     $   181,496
                                                ===========     ===========

Extraordinary (Loss) (net of income
  taxes of $72,400)                                       -        (108,600)
                                                -----------     -----------
Net Income                                      $   190,008     $    72,896
                                                ===========     ===========
Basic Earnings Per Common Share:
  Income from Continuing Operations             $       .10     $       .08
  Loss from an Extraordinary Item                         -            (.05)
                                                -----------     -----------
Basic Earnings Per Share                        $       .10     $       .03
                                                ===========     ===========
Weighted Average Common Shares
  Outstanding                                     1,945,081       2,221,821
                                                ===========     ===========
Diluted Earnings Per Share:
  Income from Continuing Operations             $       .10     $       .08
  Loss from an Extraordinary Item                         -            (.05)
                                                -----------     -----------
Diluted Earnings Per Share                      $       .10     $       .03
                                                ===========     ===========
Weighted Average Common Shares Outstanding
  Assuming Dilution                               1,947,110       2,221,821
                                                ===========     ===========

The accompanying notes are an integral part of these condensed financial statements.

                        PART I - FINANCIAL INFORMATION

                      ARMANINO FOODS OF DISTINCTION, INC.
                 Condensed Consolidated Statements of Operations
              For the Nine Months Ended September 30, 1999 and 1998
                                 (Unaudited)

                                                September 30,   September 30,
                                                   1999             1998
                                                -------------   -------------

Net Sales                                       $ 8,666,770     $10,325,714
Cost of Goods Sold                                5,339,683       7,317,436
                                                -----------     -----------
     Gross Profit                                 3,327,087       3,008,278

Operating Expenses:
  General and administrative                      1,059,652       1,118,568
  Salaries and wages                                813,731         751,476
  Commissions                                       242,395         292,821
  Advertising, demonstrations, promotions,
    and slotting allowances                         738,139         594,735
                                                -----------     -----------
     Total Operating Expenses                     2,853,917       2,757,600
                                                -----------     -----------
Income From Operations                              473,170         250,678
Other Income                                         97,061         121,139
                                                -----------     -----------
Income From Continuing Operations Before
  Income Taxes                                      570,231         371,817

Current Tax Expense                                       -          29,250
Deferred Tax Expense/(Benefit)                      228,092         119,477
                                                -----------     -----------
Income from Continuing Operations
  Before Extraordinary Loss                     $   342,139     $   223,090
                                                ===========     ===========
Extraordinary (Loss) (net of income
  taxes of $72,400)                                       -        (108,600)
                                                -----------     -----------
Net Income                                      $   342,139     $   114,490
                                                ===========     ===========
Basic Earnings Per Common Share:
 Income from Continuing Operations              $       .18     $       .10
 Loss from an Extraordinary Item                          -            (.05)
                                                -----------     -----------
Basic Earnings Per Share                        $       .18     $       .05
                                                ===========     ===========
Weighted Average Common Shares Outstanding        1,949,428       2,238,943
                                                ===========     ===========
Diluted Earnings Per Share:
  Income from Continuing Operations             $       .18     $       .10
  Loss from an Extraordinary Item                         -            (.05)
                                                -----------     -----------
Diluted Earnings Per Share                      $       .18     $       .05
                                                ===========     ===========
Weighted Average Common Shares Outstanding
  Assuming Dilution                               1,950,001       2,254,557
                                                ===========     ===========

The accompanying notes are an integral part of these condensed financial statements.

                       PART I - FINANCIAL INFORMATION

                     ARMANINO FOODS OF DISTINCTION, INC.
               Condensed Consolidated Statements of Cash Flows
            For the Nine Months Ended September 30, 1999 and 1998
                                (Unaudited)

                                                September 30,   September 30,
                                                   1999             1998
                                                -------------   -------------
Cash Flows From Operating Activities:
  Net income/(loss)                             $   342,139     $   114,490
  Adjustment to reconcile net income to net
    cash provided by operations:
      Depreciation and amortization                 544,341         504,447
      Changes in assets and liabilities:
        Decrease in accounts receivable              14,801         850,379
        Decrease in inventories                     173,651         321,158
        (Increase) in prepaid expenses              (40,557)        (67,380)
        Decrease in deferred tax assets             228,092          76,327
        (Decrease)in accounts payable and
          accrued expenses                          (92,388)       (538,901)
        Increase in contingent liabilities--
          extraordinary item                              -         155,000
                                                -----------     -----------
     Total Adjustments                              827,940       1,301,030
                                                -----------     -----------
     Net Cash Provided By Operating Activities    1,170,079       1,415,520

Cash Flows From Investing Activities:
  Capital expenditures                             (141,133)       (197,449)
  Purchase/Reduction of U.S. Treasury Bills,
   net                                            1,768,283        (266,633)
                                                -----------     -----------
     Net Cash Provided By (Used For) Investing
       Activities                                 1,627,150        (464,082)
                                                -----------     -----------
Cash Flows From Financing Activities:
  Purchase of Treasury stock                       (113,457)       (370,604)
  Payments on capital lease obligations             (49,856)        (50,262)
  Proceeds/(Payment) on short term borrowings             -        (287,439)
                                                -----------     -----------
     Net Cash (Used For) Financing Activities:     (163,313)       (708,305)

Net Increase In Cash and Cash Equivalents         2,633,916         243,133

Cash and Cash Equivalents Beginning of Period       633,580         181,013
                                                -----------     -----------
Cash and Cash Equivalents End of Period         $ 3,267,496     $   424,146
                                                ===========     ===========

The accompanying notes are an integral part of these condensed financial statements.

                         PART I - FINANCIAL INFORMATION
                       ARMANINO FOODS OF DISTINCTION, INC.
              Notes to Condensed Consolidated Financial Statements
                               September 30, 1999
                                  (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. It is suggested that these condensed consolidated financial statements be read in conjunction with the December 31, 1998 audited financial statements and notes thereto for Armanino Foods of Distinction, Inc. The results of operations for the periods ended September 30, 1999 and 1998 are not necessarily indicative of the operating results for the full year.

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

     The weighted average common shares and common equivalent shares outstanding for purposes of calculating earnings (loss) per share was as follows:

                                           September 30,    September 30,
                                               1999             1998
                                           -------------    -------------
Weighted average common shares
outstanding used in basic earnings
per share for the nine months ending         1,949,428        2,238,943

Effect of dilutive stock options                   573           15,614
                                             ---------        ---------
Weighted average common shares and
potential dilutive common equivalent
shares outstanding used in dilutive
earning per share                            1,950,001        2,254,557
                                             =========        =========

                      PART I - FINANCIAL INFORMATION
                    ARMANINO FOODS OF DISTINCTION, INC.
           Notes to Condensed Consolidated Financial Statements
                             September 30, 1999
                                (Unaudited)

NOTE 1 - CONTINUED

     For the nine months ended September 30, 1999 the Company had 352,740 stock options that could potentially dilute earnings per share in the future that were not included in the diluted computation because to do so would have been antidilutive for the periods presented.

NOTE 2 - INVENTORY

     Inventory is carried at the lower of cost or market with cost being determined on the first-in, first-out method and consisted of the following at September 30, 1999 and December 31, 1998:

                                            September 30,    December 31,
                                                1999             1998
                                            -------------    ------------

     Raw materials & supplies               $  358,039        $  481,226
     Finished goods                            651,680           702,144
                                            ----------        ----------
                                            $1,009,719        $1,183,370

NOTE 3 - RELATED PARTY TRANSACTIONS

     The Company incurred $22,342 and $20,130 respectively, for the nine months ended September 30, 1999 and 1998, in accounting and consulting fees to Polly, Scatena, Gekakis & Co., an accounting firm, the managing partner of which is also a stockholder and director of the Company. Services provided by the accounting firm are an extension of the internal accounting functions of the Company, as well as management, business and systems consulting.

NOTE 4 - PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                            September 30,    December 31,
                                                1999             1998
                                            -------------    ------------

     Furniture & Office Equipment            $   303,018      $  299,822
     Plant Machinery & Equipment               4,888,177       4,814,842
     Leasehold Improvements                    1,937,884       1,906,876
                                             -----------      ----------
                                               7,129,079       7,021,540
     Accumulated Depreciation                 (2,633,108)      2,153,861
                                             -----------      ----------
                                             $ 4,495,971      $4,867,679
                                             ===========      ==========

     The Company's property, plant and equipment is pledged as collateral on a business line of credit.

                      PART I - FINANCIAL INFORMATION
                    ARMANINO FOODS OF DISTINCTION, INC.
           Notes to Condensed Consolidated Financial Statements
                            September 30, 1999
                                (Unaudited)

NOTE 5 - INCOME TAXES

     The Company accounts for income taxes in accordance with FASB Statement 109, "Accounting for Income Taxes."

     As of September 30, 1999 and December 31, 1998 the net deferred tax assets and liabilities consisted of the following:

                                            September 30,    December 31,
                                                1999             1998
                                            -------------    ------------

     Current deferred tax asset               $ 377,908        $ 606,000
     Deferred Tax Liability                    (321,000)        (321,000)

      Management estimates that the Company will generate adequate net profits to offset net operating loss carryforwards prior to the expiration of the net operating loss carryforwards. Consequently, a deferred tax asset valuation allowance has not been accrued.

NOTE 6 - STOCKHOLDERS' EQUITY

     As of September 30, 1999, the Company had 372,740 outstanding stock options to purchase the Company's stock at prices ranging from $3.09 to $10.50 per share to employees, directors and a consultant, expiring on January 28, 2000 through August 3, 2009.

     During the nine months ended September 30,1999 the Company purchased 37,300 shares of its common stock on the open market for $113,458.

                      PART I - FINANCIAL INFORMATION

         ITEM II:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS

QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1999 V. QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1998

     Net sales for the quarter ended September 30, 1999 were $3,163,441, as compared to $2,836,209 for the quarter ended September 30, 1998. For the nine months ended September 30, 1999, net sales were $8,666,770 as compared to $10,325,714 for the nine months ended September 30, 1998. The increase in sales for the quarter is primarily attributed to an increase in the pesto product line sales. The decrease in sales for nine months is primarily attributable to lower sales of the Company's meatball and entree product lines. The decline in the meatball product line sales was due to loss of sales to a club-store customer. The entree product line sales decrease was due to the Company ceasing production for a co-pack customer. The Company continues to focus its efforts on expanding its customer base for all of its products through promotional programs and an expanded sale force.

     Cost of goods sold as a percentage of net sales decreased from 63.8% for the quarter ended September 30, 1998 to 59.8% for the quarter ended September 30, 1999. Cost of goods sold as a percentage of net sales decreased from 70.8% for the nine months ended September 30, 1998 to 61.6% for the nine months ended September 30, 1999. The decrease in this percentage for the current quarter and nine months is due to the shift in the Company's overall product mix. The mix shifted due to lower meatball and entree product line sales which carried lower margins than both the pesto and the pasta product lines.

     Operating expenses as a percentage of net sales were approximately 31% for the quarter ended September 30, 1999 as compared to 27% for the quarter ended September 30, 1998. Operating expenses for the first nine months of 1999 were 33% as compared to 26.7% for the first nine months of 1998. The increase in this percentage both for the quarter and nine months is primarily due to an increase in salaries and advertising/promotional expenses. Salaries increased due to a couple of vacant positions being filled. Additionally the Company accrued a portion of the estimated bonus for 1999 compared to no bonus being accrued in 1998. Advertising and promotional dollars spent both for the quarter and the nine months increased due to various distributor and retail programs being utilized by the sales department.

     Net income from continuing operations for the quarter ended September 30, 1999 was $190,008 compared to $181,496 for the quarter ended September 30, 1998. Net income for the nine months ended September 30, 1999 was $342,139 compared to $223,090 for the nine months ended September 30, 1998. The increase in net income was primarily due to lower costs due to ceasing production of entree products for a co-pack customer.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1999, the Company had working capital of $5,579,249, an increase of $596,587 from December 31, 1998. Current assets included $4,524,435 in cash and cash equivalents, U.S. treasury bills, and accounts receivable. Management believes that this level of working capital is adequate to meet anticipated needs for liquidity.

     During the nine months ended September 30, 1999, cash provided by operating activities of the Company amounted to $1,170,079.

                      PART I - FINANCIAL INFORMATION

        ITEM II:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

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

     The Company utilized an outside firm to evaluate its information technology systems. This outside firm performed the initial evaluation and testing of the Company's internal network of LAN's, the payroll processing system and production related processing equipment. This firm has provided a written report indicating that the Company's systems are compliant with the year 2000.

     The Company has incurred approximately $2,000 on upgrading software. Approximately $4,000 had been spent on evaluating and testing current systems during the fourth quarter of 1998. The Company anticipates that there will not be additional costs associated with any internal system modifications, other than routine system upgrades.

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

     The Company has not yet initiated formal contingency planning processes to mitigate the risk to the Company if any vendors or customers are not prepared for the year 2000. The Company intends to complete this process before December 31, 1999.

     The Company anticipates completion of the year 2000 project by the end of the fourth quarter of 1999. However, there can be no assurance that third parties the Company deals with will resolve their year 2000 issues completely and timely. Failure to complete the year 2000 project on time could have a material adverse affect on future operating results and financial condition.

                                 PART II
                            OTHER INFORMATION

II.   Other Information

Item 1.  Legal proceedings.

         None

Item 2.  Changes In Securities.

         None

Item 3.  Defaults Upon Senior Securities.

         None

Item 4.  Submission Of Matters To A Vote Of Security Holders.

         None

Item 5.  Other Information.

         None

Item 6.  Exhibits And Reports On Form 8-K.

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

                                  ARMANINO FOODS OF DISTINCTION, INC.



                                  By: /s/ William J. Armanino
Dated: November 5, 1999               William J. Armanino
                                      President
                                      Chief Executive Officer
                                      Chief Financial Officer

                                 EXHIBIT INDEX

             EXHIBIT                               METHOD OF FILING

27.  Financial Data Schedule                 Filed herewith electronically