Form 10-K
period 1999-12-31
ARMANINO FOODS OF DISTINCTION INC /CO/
filed 2000-03-30
CIK 814339

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-K

     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

            For the Fiscal Year ended:  December 31, 1999

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

             30588 San Antonio Street, Hayward, California 94544
         ------------------------------------------------------------
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

                                 Yes  [X] No [ ]

As of March 22, 2000, 1,794,081 Shares of the Registrant's Common Stock were outstanding. The aggregate market value of voting stock of the Registrant held by non-affiliates was approximately $6,987,000.

Documents incorporated by reference: Part III is incorporated by reference to the Registrant's Proxy Statement relating to the Annual Meeting of Shareholders to be held May 18, 2000.

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

PRODUCTS

     The Company's line of frozen products presently includes pesto sauces, stuffed pastas and pasta sheets as well as value-added specialty Italian pastas, focaccia, meatballs and entree products. These products are marketed through a network of food brokers and sold to retail and foodservice distributors, club type stores and industrial accounts. Several of these products are sold under a separate label, namely the Italian Holiday label, which services government type institutional customers. The products and the labels they bear are identified as such in each product's category described below.

     The Company presently markets a line of pesto sauces which are available in five varieties, Basil, Cilantro, Dried Tomato-Garlic, Roasted Red Bell Pepper and Dried Tomato Feta based sauces under the Armanino label. Basil, Dried Tomato Garlic and Roasted Red Bell Pepper pesto sauces are available to the Company's retail, foodservice and industrial customers, and the Cilantro and Dried Tomato Feta pesto is available to foodservice customers only.

     The Company markets several lines of frozen pastas, namely stuffed pastas and pasta sheets, cooked and uncooked.

     The Company's line of frozen stuffed pastas, both cooked and uncooked, includes meat, chicken and cheese ravioli; cheese raviolini; meat and cheese tortellini and tri-color tortellini/capelleti style, manicotti and stuffed shells. The meat, chicken and cheese ravioli and meat and cheese tortellini are available to the Company's retail and foodservice customers. The remaining pastas sold by the Company are available to its foodservice customers only, as follows:

     (a)  all other stuffed pastas named above;

     (b)  gnocchi -- Potato;

     (c)  pasta sheets (used for lasagna).

     (d)  lasagna with meat sauce and vegetable lasagna.

All of these products are sold under the Armanino brand label. Additionally, the Company developed a value added formulated version of its meat and cheese ravioli and lasagna entree products. These value-added products are sold to government type institutional customers only under the Italian Holiday label.

     Previously, the Company marketed six of its existing 10 pound frozen stuffed pasta products (meat and cheese ravioli, meat and cheese tortellini, manicotti and stuffed shells) under the Italian Holiday Brand label in order to satisfy a specific sector of the Company's foodservice customers. The Company additionally marketed four of its existing 10 pound frozen stuffed pastas, namely raviolis and tortellini (meat and cheese varieties of each) under the Pasta Regina Brand label in order to satisfy certain customer needs.

     The Company's frozen meatballs presently include two varieties -- beef meatballs and turkey, beef, pesto meatballs. These products are available to its retail and foodservice customers under the Armanino label.

     The Company presently markets plain and olive frozen foccacia. The focaccia is available in 1/4 sheets (1/4 sheet is approximately eight inches by twelve inches), precooked frozen and sold to foodservice customers.

NEW PRODUCTS

     During the first quarter of 2000, the Company introduced a Dried Tomato, Feta pesto sauce which is available to its foodservice customers only. Additionally, the Company plans to introduce a Southwestern Chipolte sauce during the second quarter of 2000.

     The Company continues to research potential Italian entree line opportunities. The Company plans to introduce a number of new Italian entree products to its foodservice and in-store deli customers during 2000. With respect to the Company's foodservice line, the Company is currently researching the addition of new sauces, stuffed pastas and entree products to its line during 2000.

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

     Shortly following completion of its move to the Hayward location, the Company began in-house production of its ravioli line of products. In Fall of 1997, the Company moved its then subsidiary's (Emilia Romagna) operations to the Company's facilities consolidating its manufacturing operations under one roof. Several tortellini products that were previously manufactured by Emilia Romagna will continue to be manufactured by the Company.

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

     In 1999, the Company purchased a new oil storage tank and packaging equipment to compliment the pesto production operation, thereby increasing production efficiencies and improving manufacturing costs. The Company also purchased a second tortellini machine and additional ravioli dies in order to meet customer demands. The oil storage tank was placed into service during the first quarter of 2000, and the new pasta equipment items will be placed into service during the second quarter of 2000.

     In the first quarter of 2000, the Company determined that it would be more feasible to discontinue the in-house production of the specialty type pasta line of products and concentrate its efforts on the manufacture of its ravioli and tortellini line of products due to the increased demands for these products by its customers. The Company will continue to market the specialty pasta products, however, they will be manufactured for the Company by an outside source under a co-pack arrangement.

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

     Certain stuffed pasta products are manufactured for the Company by the San Francisco Pasta Company ("S.F. Pasta") of Hayward, California. The Company has an agreement with S.F. Pasta pursuant to which that company manufactures and packages these products based on the Company's proprietary formulas at a set price. S.F. Pasta has agreed to keep the Company's recipes confidential.

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

     For the year ended December 31, 1999, three independent brokers, namely, Herspring, Acosta (formerly Kelley-Clarke) and Progresive Marketing accounted for approximately 18%, 15% and 13%, respectively, of the sales of the Company.

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

ACQUISITION OF EMILIA ROMAGNA FOODS

     In May 1996, the Company acquired all of the issued and outstanding shares of Alborough, Inc. which conducted business under the trade name "Emilia Romagna Foods". Emilia Romagna Foods manufactured highly specialized upscale pasta products for the industrial and foodservice markets which utilizes state-of-the-art manufacturing equipment and techniques. The total cost of the acquisition was $738,779 including professional fees paid in relation to the acquisition. Additionally, the terms of the agreement included an "earn-out" formula which provided for payments to the former Alborough shareholders over a three year period based on certain performance criteria established. The purchase price could have increased significantly depending upon the attainment of earnings performance criteria over the three year period. However, this criteria was not met and the Company is not obligated to make any additional purchase price payments.

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

EMPLOYEES

     As of March 10, 2000, the Company employed 38 persons on a full-time basis and two on a part-time basis. The Company also presently uses two to four persons on a full-time basis, as needed, from a temporary employment service.

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

     The Company uses the name "Armanino" as trademark for its products. However, no trademark application has been filed for Armanino. In November 1995, the Company received a trademark registration for the mark Italian Holiday from the U.S. Patent and Trademark office. This trademark was used by the Company on certain of its frozen stuffed pasta products and meatball products, and currently uses this trademark on its value-added line of products only.

     In August 1998, the Company received a trademark registration for the mark Pasta Regina from the U.S. Patent & Trademark Office. The Company previously used this mark on certain of its flat and filled pastas, including ravioli and tortellini sold to foodservice, industrial and retail accounts, and will be retained for future use.

     As a result of its acquisition of Emilia Romagna, the Company held the "Emilia Romagna" trademark registered with the State of California. This trademark was used by the Company on certain frozen pasta and pasta products.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the Company's shareholders during the fourth quarter of the year ended December 31, 1999.

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

     QUARTER ENDED                               HIGH         LOW
     ------------------                         -------     -------

     March 31, 1998                             $6.09       $4.69
     June 30, 1998                              $6.09       $3.75
     September 30, 1998                         $5.00       $2.34
     December 31, 1998                          $5.00       $2.50

     March 31, 1999                             $3.25       $2.44
     June 30, 1999                              $3.03       $2.31
     September 30, 1999                         $5.31       $2.59
     December 31, 1999                          $4.62       $3.50


     APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK. The number of holders of record of the Company's no par value common stock at March 10, 2000, was 441.

     DIVIDENDS. Holders of common stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. No dividends have been paid with respect to the Company's common stock and no dividends are anticipated to be paid in the foreseeable future.

     PRIVATE SALES OF SECURITIES. During the quarter ended December 31, 1999, the Company did not sell any securities which were not registered under the Securities Act of 1933, as amended.

ITEM 6.  SELECTED FINANCIAL DATA.

     The following table sets forth certain selected financial data with respect to the Company, and is qualified in its entirety by reference to the financial statements and notes thereto filed herewith:

BALANCE SHEET DATA:
                                        At December 31,
                   1999         1998         1997         1996         1995
                -----------  -----------  -----------  -----------  ----------
Total Assets    $11,292,908  $11,042,613  $12,935,625  $11,926,101  $9,054,289
Long-Term Debt       94,668      142,291      203,384       45,850      71,599
Cash Dividends
 Per Share            -0-          -0-          -0-          -0-         -0-

STATEMENT OF OPERATIONS DATA:

                              For the Years Ended December 31,
                1999           1998         1997         1996         1995
             -----------   -----------   -----------  -----------  -----------
Net Sales    $12,155,719   $13,512,172   $15,347,165  $15,305,029  $13,504,429
Net Income
 From Con-
 tinuing
 Operations      509,872       337,921       717,287    1,055,122    1,092,740
Net Income
 From Con-
 tinuing
 Operations
 Per Common
 Share       $.26          $.15          $.31         $.43         $.50


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

     YEAR ENDED DECEMBER 31, 1999 VS. YEAR ENDED DECEMBER 31, 1998

     Net sales for the year ended December 31, 1999 were $12,155,719 compared to $13,512,172 for the year ended December 31, 1998. The decrease in sales for the year ended December 31, 1999 is attributed to lower sales of the Company's meatball product line to the club store customer and high co-pack sales of entree products to a co-pack customer in 1998. Increased sales of the pesto product line offset some of the decreases in the other product lines. The increases in pesto sales were the results of the Company's continuing focus on expansion of the customer base for this product line. The Company utilized various promotional programs to accomplish some of the sales increases.

     Cost of goods sold as a percentage of net sales decreased from 70.2% for the year ended December 31, 1998 to 62.1% for the year ended December 31, 1999. The decrease in this percentage is due to the shift in the product mix favoring the higher margin pesto product line.

     Operating expenses as a percentage of net sales increased to 31.6% for the year ended December 31, 1999, compared to 26.8% for the year ended December 31, 1998. The increase in the percentage is partially due to the decrease in net sales. Additionally, the increase in the percentage and the dollar amount of these expenses for 1999 was due to increases in salary and promotional expenses. The increase in salary expense was due to filling vacant positions and employee bonuses paid in 1999. The increase in promotions expense was due to the Company implementing various programs during the year to drive some of the sales increases.

     Interest and other income decreased for the year ended December 31, 1999, compared to year ended December 31, 1998. This decrease was due to lower cash reserves due to the repurchase of Company stock at the end of 1998.

     Income from continuing operations was $509,872 for the year ended December 31, 1999, compared to $337,921 for the year ended December 31, 1998. The increase in net income is primarily attributed to higher pesto sales contributing a more favorable margin.

     Net income was $509,872 for the year ended December 31, 1999 compared to $218,461 for the year ended December 31, 1998. The net income in 1998 was impacted by higher manufacturing costs due to a co-pack arrangement and an extraordinary charge of $119,460 net of tax effect, as a result of a settlement of a lawsuit involving the termination of a sales representation contract with the Company's former club store broker.

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

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1999, the Company had working capital of $5,545,057 an increase of $562,395 from December 31, 1998. The increase is primarily attributable to the net income for the year ended December 31, 1999. Current assets included $4,797,358 in cash, U.S. treasury bills and accounts receivable. Management believes that this level of working capital is adequate to meet anticipated needs for liquidity.

     During the year ended December 31, 1999, cash provided by operating activities of the Company amounted to $1,459,263. This was primarily a result of the net income from operations, non-cash depreciation and amortization expense and decrease in inventory. For the year ended December 31, 1998, cash provided by operating activities of the Company amounted to $1,287,557. This was primarily a result of non-cash depreciation and amortization expense, decrease in accounts receivable and decrease in inventory. For the year ended December 31, 1997, the Company's operating activities generated $855,635.
This was primarily a result of net income from continuing operations experienced during the year. During 1997 and 1996, the Company expended approximately $2,300,000 on equipment and leasehold improvements for a new sauced entree line. The Company placed this equipment and leasehold improvements in service in September of 1997. All of the expenditures for this line were made from the Company's cash reserves. As of December 31, 1999, the Company has invested $3,094,060 in U.S. treasury bills which are included as cash equivalents.

     As of September 10, 1999, the Company decided not to renew its business loan line of credit due to adequate cash reserves. The Company had renewed its $500,000 business loan line of credit with Wells Fargo Bank in San Francisco, California in September 1998. This loan provided for interest at prime plus .75% with a maturity date of September 10, 1999. At December 31, 1998, the Company had $0 outstanding under this line.

     During 1999, the Company's board of directors approved a buy-back plan to purchase Company stock totaling $500,000. Subsequent to year-end the board increased this amount to a total of $800,000. During 1998, the Company's board of directors approved two stock buy-back plans to purchase Company stock totaling $1,250,000. As of December 31, 1999, the Company purchased stock amounting to $299,205 for the 1999 stock buy-back plan and $1,250,000 for the 1998 stock buy-back plan. The Company paid an additional $374,359 subsequent to December 31, 1999, to purchase common stock on the open market.

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

     The Company utilized an outside firm to evaluate its information technology systems. This outside firm performed the initial evaluation and testing of the Company's internal network of LAN's, the payroll processing system and production related processing equipment. This firm provided a written report indicating that the Company's systems were year 2000 compliant.

     The Company incurred approximately $2,000 on upgrading software. Approximately $4,000 was spent on evaluating and testing current systems during the fourth quarter of 1998. During 1999, the Company incurred approximately $8,000 to upgrade its hardware systems.

     The Company reviewed its external relationships in order to determine the impact which may arise from its dealings with customers, suppliers and service providers.

     The Company sells to approximately 250 customers. One customer accounts for approximately 30% of total sales. At the present time this customer is the only trading partner with E.D.I. transactions. Contact is ongoing with this customer to ensure that they are year 2000 compliant. Surveys were sent to the remaining customers by May 31, 1999 to attempt to determine the extent of their compliance with the year 2000 issues. The Company does not expect a material adverse affect from any single customer in this group.

     At the present time, the Company has not experienced any year 2000 related issues. However, there can be no assurance that third parties the Company deals with have resolved their year 2000 issues completely and timely. Failure to complete the year 2000 project on time could have a material adverse affect on future operating results and financial condition of the Company.

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

         The information required by these Items is incorporated herein by reference to the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held May 18, 2000.

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
Report:
                                                                 PAGE
                                                                 ----

Independent Auditors' Report ..................................   F-1

Consolidated Balance Sheets, December 31, 1999 and 1998 .......   F-2

Consolidated Statements of Operations, for the years ended
December 31, 1999, 1998 and 1997 ..............................   F-4

Consolidated Statement of Stockholders' Equity for the
years ended December 31, 1999, 1998 and 1997 ..................   F-6

Consolidated Statements of Cash Flows, for the years ended
December 31, 1999, 1998 and 1997 ..............................   F-8

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

10.4       Manufacturing and Pack-      Incorporated by reference to
           ing Agreement with Pan       Exhibit 10.17 to the Registrant's
           Ready Foods, Inc.            Form S-1 Registration Statement
                                        (File No. 33-40098)

10.5       Manufacturing and Packag-    Incorporated by reference to
           ing Agreement with San       Exhibit 10.16 to the Registrant's
           Francisco Pasta, Inc.        Annual Report on Form 10-K for the
           (Second Agreement)           year ended December 1, 1995

10.6       Employment Agreement dated   Incorporated by reference to
           January 1, 1996, with        Exhibit 10.18 to the Registrant's
           William J. Armanino          Form 10-K for the year ended
                                        December 31, 1995

10.7       Employment Agreement with    Incorporated by reference to
           Robert H. Anderson           Exhibit 10.15 to the Registrant's
                                        Form 10-K for the year ended
                                        December 31, 1996

10.8       Employment Agreement with    Incorporated by reference to
           Robert P. Kraemer            Exhibit 10.12 to the Registrant's
                                        Form 10-K for the year ended
                                        December 31, 1997

10.9       Consulting Agreement with    Incorporated by reference to
           Robert H. Anderson           Exhibit 10.13 to the Registrant's
                                        Form 10-K for the year ended
                                        December 31, 1997

10.10      Consulting Agreement with    Incorporated by reference to
           Robert P. Kraemer            Exhibit 10.13 to the Registrant's
                                        Form 10-K for the year ended
                                        December 31, 1998

21         Subsidiaries of the          Incorporated by reference to
           Registrant                   Exhibit 21 to the Registrant's
                                        Form 10-K for the year ended
                                        December 31, 1998

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

                           INDEPENDENT AUDITORS' REPORT



Board of Directors
ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY
Hayward, California


We have audited the accompanying consolidated balance sheets of Armanino Foods of Distinction, Inc. and Subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1999, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements audited by us present fairly, in all material respects, the financial position of Armanino Foods of Distinction, Inc. and Subsidiary as of December 31, 1999 and 1998 and the results of their operations and their cash flows for the years ended December 31, 1999, 1998 and 1997, in conformity with generally accepted accounting principles.






/s/ PRITCHETT, SILER & HARDY, P.C.

January 25, 2000, except for Note 13
as to which the date is March 13, 2000
Salt Lake City, Utah

              ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                    December 31,
                                             ---------------------------
                                                1999            1998
                                             -----------     -----------
CURRENT ASSETS:
  Cash and cash equivalents                  $ 3,142,068     $   633,580
  Treasury bills, held to maturity                  -          1,768,283
  Accounts receivable, net                     1,655,290       1,271,740
  Inventory                                      900,956       1,183,370
  Prepaid expenses                               223,285         197,523
  Current deferred tax asset                     425,000         606,000
                                             -----------     -----------
     Total Current Assets                      6,346,599       5,660,496
                                             -----------     -----------

PROPERTY AND EQUIPMENT, net                    4,473,871       4,867,679
                                             -----------     -----------

OTHER ASSETS:
  Deposits                                        13,000          13,000
  Goodwill, net                                  459,438         501,438
                                             -----------     -----------
     Total Other Assets                          472,438         514,438
                                             -----------     -----------
                                             $11,292,908     $11,042,613
                                             ===========     ===========
























The accompanying notes are an integral part of these financial statements.

               ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY

                            CONSOLIDATED BALANCE SHEETS

                        LIABILITIES AND STOCKHOLDERS' EQUITY

                                                    December 31,
                                             ---------------------------
                                                1999            1998
                                             -----------     -----------
CURRENT LIABILITIES:
  Accounts payable                           $   490,458     $   539,905
  Accrued expenses                               263,461          76,837
  Current portion capital lease obligation        47,623          61,092
                                             -----------     -----------
     Total Current Liabilities                   801,542         677,834

DEFERRED TAX LIABILITY                           398,000         321,000

CAPITAL LEASE OBLIGATION, less current
  portion                                         94,668         142,291
                                             -----------     -----------
     Total Liabilities                         1,294,210       1,141,125
                                             -----------     -----------

STOCKHOLDERS' EQUITY:
  Preferred stock; no par value, 10,000,000
   shares authorized, no shares issued and
   outstanding                                      -               -
  Common stock; no par value, 40,000,000
   shares authorized, 1,873,581 and
   1,982,381 shares issued and outstanding
   at December 31,1999 and 1998,
   respectively                                9,461,009       9,873,671
  Additional paid-in-capital                      22,311          22,311
  Retained earnings                              515,378           5,506
                                             -----------     -----------
     Total Stockholders' Equity                9,998,698       9,901,488
                                             -----------     -----------
                                             $11,292,908     $11,042,613
                                             ===========     ===========















The accompanying notes are an integral part of these financial statements.

                ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                             For the Years Ended
                                                  December 31,
                                     ---------------------------------------
                                        1999           1998          1997
                                     -----------   -----------   -----------

SALES, net of returns and discounts  $12,155,719   $13,512,172   $15,347,165

COST OF GOODS SOLD                     7,552,869     9,485,636    10,855,162
                                     -----------   -----------   -----------
GROSS PROFIT                           4,602,850     4,026,536     4,492,003
                                     -----------   -----------   -----------

OPERATING EXPENSES:
  General and administrative           1,322,945     1,417,252     1,425,013
  Salaries, wages and related
   payroll taxes                       1,230,939     1,059,305     1,197,928
  Commissions                            315,496       384,613       333,516
  Advertising, demonstrations,
   promotions and trade allowances       977,879       755,521       854,908
                                     -----------   -----------   -----------
     Total Operating Expenses          3,847,259     3,616,691     3,811,365
                                     -----------   -----------   -----------
INCOME FROM OPERATIONS                   755,591       409,845       680,638
                                     -----------   -----------   -----------
OTHER INCOME (EXPENSE):
  Interest expense                        (2,296)      (11,630)      (23,834)
  Interest and other income              142,177       158,596       200,933
  Loss on sale of fixed assets            (5,064)         (542)      (15,634)
                                     -----------   -----------   -----------
     Total Other Income                  134,817       146,424       161,465
                                     -----------   -----------   -----------
INCOME FROM CONTINUING OPERATIONS
 BEFORE INCOME TAXES                     890,408       556,269       842,103

CURRENT TAX EXPENSE                      122,536        25,808        10,816

DEFERRED TAX EXPENSE                     258,000       192,540       114,000
                                     -----------   -----------   -----------
INCOME FROM CONTINUING OPERATIONS
 BEFORE EXTRAORDINARY ITEMS AND
 DISCONTINUED OPERATIONS                 509,872       337,921       717,287

EXTRAORDINARY ITEM:
  Loss on settlement of lawsuit
   (net of income taxes of $61,540
   at December 31, 1998)                    -         (119,460)         -
                                     -----------   -----------   -----------
NET INCOME                           $   509,872   $   218,461   $   717,287
                                     -----------   -----------   -----------


                                 [Continued]

              ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                 [Continued]


                                             For the Years Ended
                                                  December 31,
                                     ---------------------------------------
                                        1999           1998          1997
                                     -----------   -----------   -----------

EARNINGS PER COMMON AND EQUIVALENT
 SHARES:

  BASIC EARNINGS PER SHARE:
   Income from continuing
    operations                       $       .26   $       .15   $       .32
   Extraordinary Item                       -             (.05)         -
                                     -----------   -----------   -----------
  BASIC EARNINGS PER SHARE           $       .26   $       .10   $       .32
                                     -----------   -----------   -----------
  WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                  1,942,676     2,185,423     2,248,375
                                     -----------   -----------   -----------

  DILUTED EARNINGS PER SHARE:
   Income from continuing
    operations                       $       .26   $       .15   $       .31
   Extraordinary Item                       -             (.05)         -
                                     -----------   -----------   -----------
  DILUTED EARNINGS PER SHARE         $       .26   $       .10   $       .31
                                     -----------   -----------   -----------
  WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING - ASSUMING DILUTION     1,950,834     2,191,883     2,299,242
                                     -----------   -----------   -----------



















The accompanying notes are an integral part of these financial statements.

             ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY

               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

            FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

                                        Common Stock          Additional    Retained
                                  ------------------------     Paid-in      Earnings
                                    Shares       Amount        Capital      (Deficit)
                                  ----------   -----------    ----------    ---------

BALANCE, December 31, 1996        2,316,819    $11,529,739     $22,311      $(930,242)

Shares of restricted common
 stock issued for services
 rendered at $4.11 per
 share, January, 1997                 1,000          4,106           -              -

Shares of common stock issued
 for options exercised at
 $4.63 per share, February, 1997      2,000          9,250           -              -

Shares of common stock repur-
 chased and canceled at $5.45 -
 $5.80 per share, May to August,
 1997                               (70,540)      (407,053)          -              -

Net income for the year ended
 December 31, 1997                        -              -           -        717,287
                                  ---------    -----------     -------     ----------
BALANCE, December 31, 1997        2,249,279     11,136,042      22,311       (212,955)

Shares of restricted common
 stock issued for services
 rendered at $4.30 per share,
 October, 1998                          600          2,578           -              -

Shares of common stock
 repurchased and canceled in
 connection with the 1 for 300
 reverse stock split and 300
 for 1 forward stock split at
 $4.75 per share July, 1998         (26,851)      (127,669)          -              -

Shares of common stock repur-
 chased and canceled at $3.00
 - $5.00 per share, September
 to December, 1998                 (240,855)    (1,137,280)          -              -


Net income for the year ended
 December 31, 1998                        -              -           -        218,461

Fractional share adjustment in
 connection With 1 for 5
 reverse stock split                    208              -           -              -
                                  ---------    -----------     -------     ----------


                                       [Continued]





                     ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY

                       CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                   FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

                                       [CONTINUED]


                                        Common Stock          Additional    Retained
                                  ------------------------     Paid-in      Earnings
                                    Shares       Amount        Capital      (Deficit)
                                  ----------   -----------    ----------    ---------

BALANCE, December 31, 1998         1,982,381     9,873,671        22,311        5,506

Shares of common stock repur-
 chased and canceled at $2.95
 to 4.25 per share, January
 to December 31, 1999               (108,800)     (412,662)            -            -

Net income for the year ended
 December 31, 1999                         -             -             -      509,872
                                  ---------    -----------     -------     ----------
BALANCE, December 31, 1999        1,873,581    $ 9,461,009     $22,311     $  515,378
                                  =========    ===========     =======     ==========
































The accompanying notes are an integral part of this financial statement.

               ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

               Increase (Decrease) in Cash and Cash Equivalents

                                             For the Years Ended
                                                  December 31,
                                     ---------------------------------------
                                        1999           1998          1997
                                     -----------   -----------   -----------
Cash Flows from Operating Activities:
 Net income                          $   509,872   $   218,461   $   717,287
                                     -----------   -----------   -----------
 Adjustments to reconcile net
  income to net cash used by
  operations:
   Depreciation and amortization         676,048       666,260       489,688
   Non-cash expenses                       5,064         3,120        40,539
   Change in deferred tax asset
     / liability                         258,000       131,000       114,000
   Changes in assets and liabilities:
    (Increase) decrease in accounts
     receivable                         (383,550)      448,943       (22,344)
    (Increase) decrease in inventory     282,414       391,488      (507,954)
    (Increase) decrease in prepaid
     expenses                            (17,762)       40,150      (129,567)
    Increase (decrease) in accounts
     payable and accrued expenses        129,177      (611,865)      229,131
    Increase (decrease) in net
     liabilities of discontinued
     operations                             -             -          (75,145)
                                     -----------   -----------   -----------
     Total Adjustments                   949,391     1,069,096       138,348
                                     -----------   -----------   -----------
     Net Cash Provided by Operating
      Activities                       1,459,263     1,287,557       855,635
                                     -----------   -----------   -----------
Cash Flows from Investing Activities:
 Purchases of property and equipment    (246,804)     (421,924)   (2,281,583)
 Proceeds from sale of property and
  equipment                                1,500             -        17,104
 (Increase) decrease in deposits               -             -         4,916
 (Purchase) redemption of US
  treasury bills, net                  1,768,716     1,206,687     1,015,509
                                     -----------   -----------   -----------
     Net Cash Provided (Used)
      by Investing Activities          1,523,412       784,763    (1,244,054)
                                     -----------   -----------   -----------
Cash Flows from Financing Activities:
 Proceeds from borrowing on line
  of credit                                    -             -       287,439
 Payments on line of credit                    -      (287,439)            -
 Payments on note payable                      -             -       (32,073)
 Payments on capital lease obligations   (61,092)      (67,798)      (35,093)
 Proceeds from common stock Issuances          -             -        13,356
 Purchase of treasury stock             (412,662)   (1,264,949)     (407,053)
                                     -----------   -----------   -----------
     Net Cash Provided (Used) by
      Financing Activities              (473,754)   (1,620,186)     (173,424)
                                     -----------   -----------   -----------
                                  [Continued]

               ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                Increase (Decrease) in Cash and Cash Equivalents

                                 [Continued]

                                             For the Years Ended
                                                  December 31,
                                     ---------------------------------------
                                        1999           1998          1997
                                     -----------   -----------   -----------

Net Increase (Decrease) in Cash
 and Cash Equivalents                  2,508,921       452,134      (561,843)

Cash and Cash Equivalents at
 Beginning of Period                     633,147       181,013       742,856
                                     -----------   -----------   -----------

Cash and Cash Equivalents at
 End of Period                       $ 3,142,068   $   633,147   $   181,013
                                     -----------   -----------   -----------

Supplemental Disclosures of
 Cash Flow Information:
  Cash paid during the period for:
   Interest                          $     2,296   $    11,630   $    23,834
   Income taxes                      $    18,000   $      -      $   105,859


Supplemental Disclosures of Non-Cash Investing and Financing Activities:
     For the year ended December 31, 1999:
         None

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

CASH AND CASH EQUIVALENTS - For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents [See Note 2]. The Company had $0 and $167,554 in excess of federally insured amounts in its bank accounts at December 31, 1999 and 1998, respectively.

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

ACCOUNTS RECEIVABLE - Accounts receivable consist of trade receivables arising in the normal course of business. At December 31, 1999 and 1998 the Company has established an allowance for doubtful accounts of $5,000 and $10,000, respectively. Amounts written off for the years presented are insignificant for disclosure.

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

                ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

EARNINGS PER SHARE - The Company calculates earnings per share in accordance with the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share." The computation of basic earnings per share is based on the weighted average number of shares outstanding during the periods presented. The computation of diluted earnings per share is based on the weighted average number of outstanding common shares during the year plus, when their effect is dilutive, additional shares assuming the exercise of certain vested and non-vested stock options and warrants, reduced by the number of shares which could be purchased from the proceeds.

GOODWILL - Goodwill represents the excess of the cost of purchasing Alborough, Inc. over the fair market value of the assets at the date of acquisition, and is being amortized on the straight-line method over 15 years. Amortization expense charged to operations for 1999 and 1998 was $42,000 and $42,000.

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

RESEARCH AND DEVELOPMENT COST - The Company expenses the cost of developing new products as incurred as research and product development costs. Included in general and administrative expense at December 31, 1999, 1998 and 1997 are $48,815, $70,734 and $45,363, respectively, of research and development costs associated with the development of new products.

RECENTLY ENACTED ACCOUNTING STANDARDS - Statement of Financial Accounting Standards (SFAS) No. 132, "Employer's Disclosure about Pensions and Other Postretirement Benefits", SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", SFAS No. 134, "Accounting for Mortgage-Backed Securities " and SFAS No. 135, "Rescission of FASB Statement No. 75 and Technical Corrections" were recently issued. SFAS No. 132, 133, 134 and 135 have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 2 - RELATED PARTY TRANSACTIONS

Fees paid to related parties - Amounts paid to related parties are as follows:

                                         For the Years Ended December 31,
                                     ---------------------------------------
                                        1999           1998          1997
                                     -----------   -----------   -----------
Accounting fees paid to a company
 controlled by a shareholder and
 a director                          $    17,342   $    32,495   $    26,450

             ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - CASH EQUIVALENTS

At December 31, 1999, cash equivalents consisted of US treasury bills, which are carried at their amortized costs, as follows and presented as cash equivalents in the accompanying financial statements:

                                 Amortized      Market      Maturity
Date Acquired   Maturity Date      Cost         Value        Value
-------------   -------------   ----------    ----------   ----------

  10/21/99         1/20/00      $  598,394    $  597,750   $  600,000
  12/2/99          1/13/00       2,495,666     2,493,750    2,500,000
                                ----------    ----------   ----------
                                 3,094,060     3,091,500    3,100,000
   Cash                             48,008        48,008       48,008
                                ----------    ----------   ----------
                                $3,142,068    $3,139,508   $3,148,008
                                ----------    ----------   ----------
NOTE 4 - INVENTORY

Inventory consists of the following at December 31, 1999 and 1998:

                                             1999             1998
                                          -----------      -----------

     Raw materials and supplies           $   419,909      $   481,226
     Finished goods                           481,047          702,144
                                          -----------      -----------
                                          $   900,956      $ 1,183,370
                                          -----------      -----------

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment (including capitalized leases) consists of the following at December 31, 1999 and 1998:

                                             1999             1998
                                          -----------      -----------

     Office equipment                     $   310,025      $   299,822
     Machinery and equipment                4,886,780        4,814,842
     Leasehold improvements                 1,890,087        1,906,876
                                          -----------      -----------
                                            7,086,892        7,021,540
     Less: Accumulated depreciation
      and amortization                     (2,613,021)      (2,153,861)
                                          -----------      -----------
                                          $ 4,473,871      $ 4,867,679
                                          -----------      -----------

              ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - PROPERTY AND EQUIPMENT [Continued]

Depreciation expense amounted to $634,048, $624,260 and $447,688 for the years ended December 31, 1999, 1998 and 1997, respectively.

NOTE 6 - LEASES

CAPITAL LEASES - The Company is the lessee of equipment under a capital lease expiring in 2002. The assets and liabilities under the capital lease were recorded at the lower of the present value of the minimum lease payments or the fair value of the assets at the time of purchase. The asset is amortized over its related lease term. Amortization expense of $50,000 and $75,000 for the assets under the capital lease and have been included in depreciation expense for 1999 and 1998.

Equipment at December 31, 1999 and 1998 under capital lease obligations is as follows:

                                              1999            1998
                                          -----------      -----------

     Equipment                            $   234,675      $   375,000
     Less: Accumulated amortization          (111,734)        (170,067)
                                          -----------      -----------
                                          $   122,941      $   204,933
                                          -----------      -----------

Total future minimum lease payments, executory costs and current portion of capital lease obligations are as follows:

Future minimum lease payments for the years ended December 31,

     Year ending December 31,                   Lease Payments
     ------------------------                   --------------

              2000                                 $ 58,800
              2001                                   58,800
              2002                                   44,100
                                                   --------
     Total future minimum lease payments           $161,700
     Less: amounts representing interest
      and executory costs                           (19,409)
                                                   --------
     Present value of the future minimum
      lease payments                                142,291
     Less: Lease current portion                    (47,623)
                                                   --------
     Capital lease obligations - long term         $ 94,668
                                                   --------

              ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - LEASES [Continued]

OPERATING LEASES - The Company leases its office and production facility under an operating lease expiring in August 2003, with options to extend through August 2013 at fair market rates. The Company also leases equipment under an operating lease expiring upon 90 days written notice.

The future minimum lease payments for non-cancelable operating leases having remaining terms in excess of one year as of December 31, 1998 are as follows:

     Year ending December 31,                   Lease Payments
     ------------------------                   --------------

              2000                                   99,329
              2001                                   95,882
              2002                                   97,280
              2003                                   57,888
           Thereafter                                  -
                                                   --------
           Total Minimum Lease Payments            $350,379
                                                   --------

Lease expense charged to operations was $97,977, $89,046 and $128,865 for the years ended December 31, 1999, 1998 and 1997.

NOTE 7 - AGREEMENTS AND COMMITMENTS

MANUFACTURING - Certain of the Company's products are manufactured and packaged on a "co-pack" or "toll-pack" basis by third parties at agreed upon prices. The agreements with the co-packers have terms of one year and allow for periodic price adjustments. These agreements generally allow for either party to give a two months cancellation notice.

401(K) PROFIT SHARING PLAN - The Company has a 401(K) profit sharing plan and trust that covers all employees. Any employees who have completed 1,000 hours of service within twelve consecutive months and have reached age 21 are eligible to participate in the plan. The plan became effective January 1, 1993 and has a plan year of January 1 through December 31. During 1999, 1998 and 1997 contributions to the plan charged to operations were $7,380, $10,678, and $8,515, respectively.

            ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - AGREEMENTS AND COMMITMENTS [Continued]

INCENTIVE COMPENSATION PLANS - For 1998 and 1997, the Board of Directors established a combined incentive compensation plan for management and employees, funded based on the individual achieving specific personal objectives and upon the Company meeting predetermined sales revenues and pretax income from operations. For 1998 and 1997 the plan was not funded as the individual's objectives and predetermined sales and earnings levels were not achieved.

NOTE 8 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes [SFAS No. 109]. SFAS No. 109 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards. At December 31, 1999 and 1998, the total of all deferred tax assets was $425,000 and $606,000 and the total of the deferred tax liabilities was $398,000 and $321,000. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company's future earnings, and other future events, the effects of which cannot be determined.

The components of income tax expense from continuing operations for the years ended December 31, 1999, 1998 and 1997 consist of the following:

                                        1999           1998          1997
                                     -----------   -----------   -----------
Current income tax expense:
  Federal                            $   122,536   $     4,561   $      -
  State                                        -        21,247        10,816
                                     -----------   -----------   -----------
     Current tax expense                 122,536        25,808        10,816
                                     -----------   -----------   -----------
Deferred tax expense (benefit)
 arising from:
  Excess of tax over financial
   accounting depreciation           $    77,000   $   118,000   $    77,000
  Carryforward of excess
   contributions                         (21,266)         -             -
  Use of federal NOL carry-
   forwards                              236,691       103,679       203,799
  Use of state NOL carryforwards            -            1,941        (1,941)
  Federal alternative minimum
   tax credit                            (89,918)       (4,561)         -
  State alternative minimum
   tax credit                               -          (21,247)      (10,816)
  Inventory 263A adjustment                2,946         2,297        (8,112)
  State investment tax credits            52,547        (7,569)     (145,930)
                                     -----------   -----------   -----------
     Net deferred tax expense        $   258,000   $   192,540   $   114,000
                                     -----------   -----------   -----------

               ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - INCOME TAXES [Continued]

Deferred income tax expense results primarily from the reversal of temporary timing differences between tax and financial statement income.

A reconciliation of income tax expense at the federal statutory rate to income tax expense at the company's effective rate is as follows:

                                        1999          1998           1997
                                     -----------   -----------   -----------
Computed tax at the expected
 statutory rate                      $   302,739   $   189,607   $   286,315
                                     -----------   -----------   -----------
State and local income taxes,
 net of federal benefit                   54,752        34,230        51,688
Non-deductible expenses                   10,098        12,509        18,923
Goodwill amortization                     16,855        16,855        16,855
State tax credits                         10,337        (7,569)     (145,930)
Effect of alternative minimum taxes         -             -            7,139
Other Items                              (14,245)      (27,284)     (110,174)
                                     -----------   -----------   -----------
     Income tax expense              $   380,536   $   218,348   $   124,816
                                     -----------   -----------   -----------

As of December 31, 1999 the Company has net tax operating loss (NOL) carryforwards available to offset its future income tax liability. The NOL carryforwards have been used to offset deferred taxes for financial reporting purposes. The Company has federal NOL carryforwards of $696,000 that expire in 2006 and 2012.

The temporary differences and carryforwards gave rise to the following deferred tax asset (liability) at December 31, 1999 and 1998:

                                              1999            1998
                                          -----------      -----------
Excess of tax over book accounting
 depreciation                             $  (398,000)     $  (321,000)
Inventory 263A adjustment                      10,367           13,313
State alternative minimum tax credits         103,584          103,584
Federal alternative minimum tax credits       188,381           98,464
State Investment Tax Credits                  100,952          153,499
Federal NOL carryforwards                        -             237,140
Federal contribution carryforwards             21,716             -

The alternative minimum tax credits have no date of expiration and are available to offset the Company's future income tax liability. The state investment tax credits are from the purchase of manufacturing equipment and expire in March 2008.

             ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - INCOME TAXES [Continued]

As of December 31, 1999 and 1998 the deferred tax asset (liability) consisted of the following:

                                              1999            1998
                                          -----------      -----------
Current deferred tax assets               $   425,000      $   606,000
Deferred tax assets (liabilities)            (398,000)        (321,000)
                                          -----------      -----------
                                          $    27,000      $   285,000
                                          -----------      -----------

Management estimates that the Company will generate adequate net profits to use alternative minimum tax carryforwards and state investment tax credits, consequently, a deferred tax asset valuation allowance has not been accrued.

NOTE 9 - EARNINGS PER SHARE

The following data shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of potential dilutive common stock for the years ended December 31, 1999, 1998 and 1997:

                                         For the years ended December 31,
                                     ---------------------------------------
                                        1999          1998           1997
                                     -----------   -----------   -----------
Income from continuing operations
 available to common stockholders    $   509,872   $   337,921   $   717,287
                                     -----------   -----------   -----------

Weighted average number of common
 shares outstanding used in basic
 earnings per share                    1,942,676     2,185,423     2,248,375

Effect of dilutive securities:
 Stock options                             8,158         6,460        50,867
 Stock warrants                             -             -             -
 Weighted number of common shares
  and potential dilutive common
  shares outstanding used in dilutive
  earnings per share                   1,950,834     2,191,883     2,299,242
                                     -----------   -----------   -----------

The Company had at December 31, 1999, 1998 and 1997 options to purchase 352,740, 357,190 and 203,999 shares of common stock , respectively, at prices ranging from $4.29 to $5.70 per share, that were not included in the computation of diluted earnings per share because their effect was anti-dilutive (the options exercise price was greater than the average market price of the common shares).

Subsequent to the year ending December 31, 1999, the Company repurchased shares of the Company's common stock [See Note 13].

               ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - STOCKHOLDERS' EQUITY

COMMON STOCK - During 1999 and 1998 the Company purchased 108,800 and 267,706 shares of common stock for $ 412,663 and $1,264,949, respectively, on the open market. Subsequent to the year ending December 31, 1999, the Company repurchased shares of the Company's common stock [See Note 13].

STOCK SPLITS - During May 1998, the Company's shareholders approved a 1 for 300 reverse stock split followed by the 300 for 1 forward stock split of all its previously issued outstanding common shares with 26,851 shares being repurchased for approximately $127,669. During January 1999, the Company approved a 1 for 5 reverse stock split of all its previously issued outstanding common stock. The split was effective January 29, 1999, with 208 fractional shares being issued. The effect of these common stock splits have been reflected in these financials statements.

COMMON STOCK ISSUANCES - During 1998 and 1997, the company issued 600 and 1,000 shares of restricted common stock valued at $2,578 and $4,106, respectively, in exchange for services rendered. The Company issued during 1997, 2,000 shares of stock in connection with options exercised, under the 1993 stock option plan.

The restricted stock issued during the years ended December 31, 1998 and 1997 for non-cash consideration were valued at the mean between the closing bid less 25%-35% attributable to the transferability restrictions of the stock.

PREFERRED STOCK - The Company is authorized to issue 10,000,000 shares of no par value preferred stock with such rights and preferences and in such series as determined by the Board of Directors at the time of issuance. No shares are issued or outstanding as of December 31, 1999, 1998 and 1997.

STOCK WARRANTS - During July 1999, the Company issued a warrant in connection with a manufacturing arrangement. The warrant issued entitles the holder to purchase up to 100,000 shares of the Company's common stock at $3.00 for a period of one year expiring July 6, 2000. As of December 31, 1999 no shares have been issued.

            ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - STOCKHOLDERS' EQUITY [Continued]

STOCK OPTIONS - During the periods presented in the accompanying financial statements the Company has granted options under the 1993 Stock Options Plan (the Plan) and executive and other employment agreements. The Corporation has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans or other agreements. Had compensation cost for the Company's stock option plan and agreements been determined based on the fair value at the grant date for awards in 1999, 1998 and 1997 consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                                        1999          1998           1997
                                     -----------   -----------   -----------

Net Income           As reported     $   509,872   $   218,461   $   717,287
                     Proforma        $   509,229   $   196,126   $   714,407

Basic earnings per   As reported     $       .26   $       .10   $       .32
share                Proforma        $       .26   $       .09   $       .32

Diluted earnings     As reported     $       .26   $       .10   $       .31
per share            Proforma        $       .26   $       .09   $       .31

The fair value of each option granted is estimated on the date granted using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the period ended December 31, 1999, 1998 and 1997 risk-free interest rates of 4.9%, 5.5% and 6.3% expected dividend yields of zero, expected life of 10, 7.5 and 5.6 years, and expected volatility 56%, 46% and 45%.

1993 STOCK OPTION PLAN - During 1993 and later amended in 1995 and 1996, the Board of Directors adopted a Stock Option Plan (the Plan). Under the terms and conditions of the Plan, the board is empowered to grant stock options to employees, officers, directors and consultants of the Company. Additionally, the Board will determine at the time of granting the vesting provisions and whether the options will qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code (Section 422 provides certain tax advantages to the employee recipients). The Plan was approved by the shareholders of the Company at its 1993 annual shareholder meeting. The total number of shares of common stock available under the Plan may not exceed 650,000. At December 31, 1999 and 1998, total options available to be granted under the Plan amounted to 255,760 and 269,510, respectively.

              ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - STOCKHOLDERS' EQUITY [Continued]

A summary of the status of the options granted under the Company's stock option plan and other agreements at December 31, 1999, 1998 and 1997, and changes during the years then ended is presented below:

                                  December 31, 1999     December 31, 1998    December 31, 1997
                                 ------------------    ------------------   -----------------
                                           Weighted              Weighted            Weighted
                                           Average               Average             Average
                                           Exercise              Exercise            Exercise
                                 Shares    Price       Shares    Price      Shares   Price
                                 -------   --------    -------   --------   ------   --------
Outstanding at beginning of
 period                          358,790     $4.94     366,299     $6.40    408,299    $6.78
Granted                           20,000      3.09     316,070     $5.07     34,400    $6.20
Exercised                           -          -          -          -       (2,000)   $4.65
Forfeited                         (6,250)     4.97    (263,579)    $7.21    (60,400)   $8.90
Expired                             -          -       (60,000)    $6.43    (14,000)   $6.35
                                 -------     -----    --------     -----    -------    -----
Outstanding at end of Period     372,540     $4.84     358,790     $4.94    366,299    $6.40
                                 -------     -----    --------     -----    -------    -----
Weighted average fair value
 of options granted during
 the year                         20,000     $ .12     291,070     $ .12     34,400    $ .15
                                 -------     -----    --------     -----    -------    -----

A summary of the status of the options outstanding under the Company's stock option plans and employment agreements at December 31, 1999 is presented below:

                         Options Outstanding                   Options Exercisable
              -----------------------------------------    --------------------------
                            Weighted           Weighted                  Weighted
Range of                    Average            Average                   Average
Exercise        Number      Remaining          Exercise    Number        Exercise
Prices        Outstanding   Contractual Life   Price       Exercisable   Price
------------  -----------   ----------------   --------    -----------   ---------

$3.09            20,000        9.1 years        $3.09         5,557       $3.09
$4.30-$5.70      25,240        8.1 years        $5.06        14,531       $5.08
$4.63           112,300        5.0 years        $4.63       112,300       $4.63
$5.08-$5.48      31,000        3.4 years        $5.15        31,000       $5.15
$5.08           184,000        5.0 years        $5.08       184,000       $5.08
                -------                                     -------
                372,540                                     347,388


            ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - SIGNIFICANT CUSTOMERS

The Company sells its products through a network of independent food brokers who are paid commissions ranging from 3% to 5% of sales depending on products sold and selling price. A significant percentage of the Company's total sales is sold through 2 or fewer brokers. The following table lists the total sales from continuing operations through brokers that accounted for 10% or more of total sales:

                                                December 31,
                                    ------------------------------------
                                       1999         1998         1997
                                    ----------   ----------   ----------

     Broker A                       $1,904,384   $1,940,339   $1,940,461
     Broker B                        1,710,345    2,424,687         -
     Broker C                        2,199,994    2,169,182         -

NOTE 12 - EXTRAORDINARY LOSS FROM LITIGATION

On June 11, 1997, Mass Marketing Services filed a lawsuit in Superior Court of San Diego County, California against the Company seeking damages for breach of contract, open book account and reasonable value of services rendered. The lawsuit arose after the Company terminated its sales representation agreement with Mass Marketing. Mass Marketing asserted that it was entitled to, an additional ten months of commissions (approximately $100,000) and attorneys fees under the agreement. The parties agreed to arbitrate the dispute and the case was submitted to arbitration in July 1998. The arbitrator awarded Mass Marketing damages in the total amount of $167,342. Pending the Company's action to overturn the award, which it considered erroneous. The parties settled the claim for $145,000. The Company expended approximately $36,000 defending their position.

NOTE 13 - SUBSEQUENT EVENTS

Subsequent to the year ending December 31, 1999, the Company repurchased 79,500 shares of the Company's common stock for approximately $374,359.

During January 2000, the Company issued to members of the Board of Directors a total of 60,000 options to purchase common stock at $5.08 per share, expiring in April 2005.

During March 2000, the Company issued 3,000 shares of restricted stock valued at $12,585 for consulting services rendered. The stock was valued at the mean between the closing bid and asked prices for the Company's stock less 25% attributable to the transferability restrictions on the stock.

During March 2000, the Company issued stock options to purchase 10,000 shares of common stock to a consultant. The shares are exercisable at $5.72 per share and expire in February 2010.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Ex change Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ARMANINO FOODS OF DISTINCTION, INC.


Dated: March 28, 2000               By:/s/ William J. Armanino
                                       William J. Armanino, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


     Signature                         Capacity                    Date


/s/ William J. Armanino         President, Chief Executive     March 28, 2000
William J. Armanino             Officer and Chairman of
                                the Board


/s/ Edmond J. Pera              Treasurer, Chief Financial     March 28, 2000
Edmond J. Pera                  Officer and Secretary




/s/ John J. Micek, III          Director                       March 28, 2000
John J. Micek, III



/s/ David Scatena               Director                       March 28, 2000
David Scatena



/s/ Tino Barzie                 Director                       March 28, 2000
Tino Barzie



____________________________    Director
J. Bryan King



/s/ Joseph F. Barletta          Director                      March 28, 2000
Joseph F. Barletta





                               EXHIBIT INDEX
EXHIBIT                                              METHOD OF FILING
-------                                        -----------------------------

  23.    CONSENT OF INDEPENDENT PUBLIC         Filed herewith electronically
         ACCOUNTANTS

  27.    FINANCIAL DATA SCHEDULE               Filed herewith electronically