Form 10QSB
period 2000-03-31
ARMANINO FOODS OF DISTINCTION INC /CO/
filed 2000-05-03
CIK 814339

                  U.S. SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549



                                FORM 10-QSB


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                      For Quarter Ended March 31, 2000

                        Commission File No. 0-18200

                     ARMANINO FOODS OF DISTINCTION, INC.
        (Exact name of small business issuer as specified in its charter)

       COLORADO                                    84-1041418
(State or other jurisdiction              (I.R.S. Employer Identification
incorporation or organization)                        Number)


                  30588 San Antonio St., Hayward, CA 94544
              (Address of principal executive office)(Zip Code)


Issuer's telephone number, including area code: (510) 441-9300

Check whether the issuer (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days.      Yes
[X]  No [ ]

There were 1,797,081 shares of the Issuer's Common Stock outstanding as of March 31, 2000.

Transitional Small Business disclosure Format.       Yes _____ No _X__

                         PART I - FINANCIAL INFORMATION
                       ARMANINO FOODS OF DISTINCTION, INC.

                      Condensed Consolidated Balance Sheets
                                  (Unaudited)

                                    ASSETS

                                                   March 31,      December 31,
                                                    2000             1999
                                                  -----------     -----------

Current Assets:
  Cash and cash equivalents                       $ 3,111,263     $ 3,142,068
  Accounts receivable                               1,325,440       1,655,290
  Inventory                                           958,591         900,956
  Prepaid expenses                                    198,114         223,285
                                                  -----------     -----------
     Current deferred tax asset                       407,161         425,000

     Total Current Assets                           6,000,569       6,346,599

Property and Equipment, Net                         4,553,488       4,473,871

Other Assets:
  Deposits                                             13,000          13,000
  Goodwill, net                                       448,938         459,438
                                                  -----------     -----------

    Total Other Assets                                461,938         472,438
                                                  -----------     -----------
    Total Assets                                  $11,015,995     $11,292,908
                                                  ===========     ===========

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable & accrued expenses             $   756,456     $   753,919
  Current portion of capital leases                    48,733          47,623
                                                  -----------     -----------
     Total Current Liabilities                        805,189         801,542

Deferred tax liability                                398,000         398,000
Capital lease obligations                              82,060          94,668
                                                  -----------     -----------
     Total Liabilities                              1,285,249       1,294,210

Stockholders' Equity:
  Common stock                                      9,086,649       9,461,009
  Additional paid in capital                           22,311          22,311
  Retained earnings                                   621,786         515,378
                                                  -----------     -----------
     Total Stockholders' Equity                     9,730,746       9,998,698
                                                  -----------     -----------

     Total Liabilities & Stockholders' Equity     $11,015,995     $11,292,908
                                                  ===========     ===========

The accompanying notes are an integral part of these condensed financial statements. The balances for December 31, 1999 were taken from the audited financial statements at that date and condensed.

                         PART I - FINANCIAL INFORMATION
                       ARMANINO FOODS OF DISTINCTION, INC.
                Condensed Consolidated Statements of Operations
                 For the Quarter Ended March 31, 2000 and 1999
                                 (Unaudited)

                                                   March 31,       March 31,
                                                     2000            1999
                                                  -----------     -----------

Net Sales                                         $ 3,089,179     $ 2,540,873
Cost of Goods Sold                                  1,951,985       1,685,363
                                                  -----------     -----------
     Gross Profit                                   1,137,194         855,510

Operating Expenses:
  General and administrative                          390,035         335,822
  Salaries and wages                                  294,382         244,861
  Commissions                                          99,183          89,362
  Advertising, demonstrations, promotions,
   and slotting allowances                            224,417         255,384
                                                  -----------     -----------
     Total Operating Expenses                       1,008,017         925,429
                                                  -----------     -----------

Income/ (Loss) From Operations                        129,177         (69,919)
Other Income                                           48,170          28,734
                                                  -----------     -----------
Income/(Loss) From Continuing Operations Before
  Income Taxes                                        177,347         (41,185)

Current Tax Expense                                    53,100               -
Deferred Tax Expense/(Benefit)                         17,839         (16,474)
                                                  -----------     -----------
Net Income/(Loss)                                 $   106,408     $   (24,711)
                                                  ===========     ===========

Basic Earnings/(Loss) Per Share                   $       .06     $      (.01)
                                                  ===========     ===========

Weighted Average Common Shares Outstanding          1,828,905       1,958,266
                                                  ===========     ===========

Diluted Earnings/(Loss) Per Share                 $       .06     $      (.01)
                                                  ===========     ===========

Weighted Average Common Shares Outstanding
  Assuming Dilution                                 1,884,832       1,958,266
                                                  ===========     ===========

The accompanying notes are an integral part of these condensed financial statements.

                          PART I - FINANCIAL INFORMATION
                        ARMANINO FOODS OF DISTINCTION, INC.
                  Condensed Consolidated Statements of Cash Flows
                 For the three Months Ended March 31, 2000 and 1999
                                    (Unaudited)

                                                   March 31,       March 31,
                                                     2000            1999
                                                  -----------     -----------
Cash Flows From Operating Activities:
 Net income/(loss)                                $   106,408     $   (24,711)
 Adjustment to reconcile net income to net
  cash provided by operations:
   Depreciation and amortization                      170,977         170,241
   Changes in assets and liabilities:
    Decrease in accounts receivable                   329,850         231,450
    (Increase)/Decrease in inventories                (57,635)        179,122
     Decrease in prepaid expenses                      25,171          11,775
    (Increase)/Decrease in deferred tax assets         70,939         (16,474)
    (Decrease)in accounts payable and
      accrued expenses                                (50,563)       (226,178)
                                                  -----------     -----------

      Total Adjustments                               488,739         349,936
                                                  -----------     -----------

Net Cash Provided By Operating Activities             595,147         325,225

Cash Flows From Investing Activities:
 Capital expenditures                                (240,094)        (15,009)
 Purchase/Reduction of U.S. Treasury Bills, net             -         816,405
                                                  -----------     -----------
     Net Cash Provided By (Used For)
      Investing Activities                           (240,094)        801,396
                                                  -----------     -----------
Cash Flows From Financing Activities:
 Purchase of Treasury stock                          (374,360)       (113,457)
 Payments on capital lease obligations                (11,498)        (17,940)
                                                  -----------     -----------
     Net Cash (Used For) Financing Activities:       (385,858)       (131,397)
                                                  -----------     -----------
Net Increase In Cash and Cash Equivalents             (30,805)        995,224

Cash and Cash Equivalents Beginning of Period       3,142,068         633,580
                                                  -----------     -----------
Cash and Cash Equivalents End of Period           $ 3,111,263     $ 1,628,804
                                                  ===========     ===========

The accompanying notes are an integral part of these condensed financial statements.

                         PART I - FINANCIAL INFORMATION
                       ARMANINO FOODS OF DISTINCTION, INC.
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2000
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. It is suggested that these condensed consolidated financial statements be read in conjunction with the December 31, 1999 audited financial statements and notes thereto for Armanino Foods of Distinction, Inc. The results of operations for the periods ended March 31, 2000 and 1999 are not necessarily indicative of the operating results for the full year.

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

     The weighted average common shares and common equivalent shares outstanding for purposes of calculating earnings (loss) per share was as follows:
                                                    March 31,      March 31,
                                                      2000           1999
                                                  -----------     -----------
Weighted average common shares outstanding
used in basic earnings per share for the
three months ending                                 1,828,905       1,958,266

Effect of dilutive stock options                       55,927               -
                                                  -----------     -----------
Weighted average common shares and potential
dilutive common equivalent shares outstanding
used in dilutive earning per share                  1,884,832       1,958,266
                                                  ===========     ===========

                         PART I - FINANCIAL INFORMATION
                       ARMANINO FOODS OF DISTINCTION, INC.
             Notes to Condensed Consolidated Financial Statements
                                 March 31, 2000
                                   (Unaudited)

NOTE 1 - CONTINUED

     For the three months ended March 31, 2000 the Company had 298,640 stock options that could potentially dilute earnings per share in the future that were not included in the diluted computation because to do so would have been antidilutive for the periods presented.

NOTE 2 - INVENTORY

     Inventory is carried at the lower of cost or market with cost being determined on the first-in, first-out method and consisted of the following at March 31, 2000 and December 31, 1999:

                                                   March 31,      December 31,
                                                     2000             1999
                                                  -----------     -----------

     Raw materials & supplies                         394,014         419,909
     Finished goods                                   564,577         481,047
                                                  -----------     -----------
                                                  $   958,591     $   900,956
                                                  ===========     ===========

NOTE 3 - RELATED PARTY TRANSACTIONS

     The Company incurred $8,631 and $9,465 respectively, for the three months ended March 31, 2000 and 1999, in accounting and consulting fees to Polly, Scatena, Gekakis & Co., an accounting firm, the managing partner of which is also a stockholder and director of the Company. Services provided by the accounting firm are an extension of the internal accounting functions of the Company, as well as management, business and systems consulting.

NOTE 4 - PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                   March 31,      December 31,
                                                     2000             1999
                                                  -----------     -----------

     Furniture & Office Equipment                 $   322,848     $   310,025
     Plant Machinery & Equipment                    5,112,181       4,886,780
     Leasehold Improvements                         1,891,956       1,890,087
                                                  -----------     -----------
                                                    7,326,985       7,086,892
     Accumulated Depreciation                      (2,773,497)     (2,613,021)
                                                  -----------     -----------
                                                  $ 4,553,488     $ 4,473,871
                                                  ===========     ===========

                          PART I - FINANCIAL INFORMATION
                        ARMANINO FOODS OF DISTINCTION, INC.
                Notes to Condensed Consolidated Financial Statements
                                   March 31, 2000
                                    (Unaudited)

NOTE 5 - INCOME TAXES

     The Company accounts for income taxes in accordance with FASB Statement 109, "Accounting for Income Taxes."

     As of March 31, 2000 and December 31, 1999 the net deferred tax assets and liabilities consisted of the following:

                                                   March 31,      December 31,
                                                     2000             1999
                                                  -----------     -----------

     Current deferred tax asset                   $   407,161     $   425,000
     Deferred Tax Liability                          (398,000)       (398,000)

NOTE 6 - STOCKHOLDERS' EQUITY

     As of March 31, 2000, the Company had 429,207 outstanding stock options to purchase the Company's stock at prices ranging from $3.09 to $5.72 per share to employees, directors and a consultant, expiring in March 2001 through February 2010.

     During the three months ended March 31, 2000 the Company purchased 79,500 shares of its common stock on the open market for $374,359.

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

                         PART I - FINANCIAL INFORMATION
                 ITEM II:  MANAGEMENT'S DISCUSSION AND ANALYSIS
                             OR PLAN OF OPERATIONS

QUARTER ENDED MARCH 31, 2000 V. QUARTER ENDED MARCH 31, 1999

     Net sales for the quarter ended March 31, 2000 were $3,089,179 compared to $2,540,873 for the quarter ended March 31, 1999. Increased sales were experienced across all of the Company's product lines. Pesto showed the strongest increase in terms of total dollar sales. The increases in the pesto product line sales were the result of programs implemented by the Company offering incentives to brokers and distributors for achieving specified increases over prior year sales. The pasta product line showed a strong increase primarily due to a co-pack customer. Sales of meatballs were strong in the retail marketplace. The Company continues to focus its efforts on expanding its customer base for all of its products through promotional programs and an expanded sales force.

     Cost of goods sold as a percentage of net sales decreased from 66.3% for the quarter ended March 31, 1999 to 63.2% for the quarter ended March 31, 2000. The decrease in this percentage for the current quarter and three months is due to a shift in the product mix between the product lines and between retail and foodservice divisions. The product mix shifted from the meatball product line to the more profitable pasta product line. Additionally, within the pesto product line, there was a shift in mix from the retail items to the more profitable foodservice items.

     Operating expenses as a percentage of net sales were 32.6% for the quarter ended March 31, 2000 as compared to 36.4% for the quarter ended March 31, 1999. The decrease in this percentage for the quarter is primarily due to the increase in sales. Salary expense increased due to the hiring of personnel to fill vacant positions. Additionally, the Company accrued a portion of the estimated bonus pool for 2000 compared to no bonus being accrued in 1999. Advertising and promotional expenses for the quarter decreased due to different distributor and retail programs being utilized by the sales department in the current year.

     Net income from continuing operations for the quarter ended March 31, 2000 was $106,408 compared to a net loss of $24,711 for the quarter ended
March 31, 1999.    The increase in net income was primarily due to increased
pesto sauce sales.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2000, the Company had working capital of $5,195,380, a decrease of $349,677 from December 31, 1999. Current assets included $4,436,703 in cash, cash equivalents and accounts receivable. Management believes that this level of working capital is adequate to meet anticipated needs for liquidity.

     During the three months ended March 31, 2000, cash provided by operating activities of the Company amounted to $595,147.

     During 1999 the Company's board of directors approved a stock buy-back plan to purchase the Company's common stock totalling $800,000. As of March 31, 2000, the Company had paid approximately $673,564 for common stock purchased on the open market.

     The Company presently has no material commitments for capital expenditures.

                         PART I - FINANCIAL INFORMATION
                  ITEM II:  MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATIONS

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

                                    PART II
                               OTHER INFORMATION

II.      OTHER INFORMATION.


ITEM 1.  LEGAL PROCEEDINGS.

         None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         During the quarter ended March 31, 2000, the Company issued 3,000 shares of its Common Stock which were not registered under the Security Act of 1933, as amended, to Edmond J. Pera, who was then a consultant to the Company and is now Treasurer and Chief Financial Officer of the Company, in exchange for services valued at $12,585. In connection with this issuance, the Company relied on Section 4 (2) of the Securities Act of 1933, as amended.
The shares were offered for investment only to a sophisticated investor and not for the purpose of resale or distribution, and the transfer thereof was appropriately restricted by the Company.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None

ITEM 5.  OTHER INFORMATION.

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits.

         27   Financial Data Schedule          Filed herewith electronically

         (b)  Reports on Form 8-K.

              None

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized.

                                    ARMANINO FOODS OF DISTINCTION, INC.



Date: May 2, 2000                   By:/s/ William J. Armanino
                                       William J. Armanino
                                       President
                                       Chief Executive Officer



                                    By:/s/Edmond J. Pera
                                       Edmond J. Pera
                                       Treasurer
                                       Chief Financial Officer

                                EXHIBIT INDEX

EXHIBIT                                        METHOD OF FILING

27.         Financial Data Schedule       Filed herewith electronically