Form 10QSB
period 2000-06-30
ARMANINO FOODS OF DISTINCTION INC /CO/
filed 2000-08-07
CIK 814339

                  U.S. SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549



                                FORM 10-QSB


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                       For Quarter Ended June 30, 2000

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

There were 1,564,804 shares of the Issuer's Common Stock outstanding as of June 30, 2000.

Transitional Small Business disclosure Format.       Yes _____ No _X__

                        PART I - FINANCIAL INFORMATION

                       ARMANINO FOODS OF DISTINCTION, INC.
                      Condensed Consolidated Balance Sheets
                                (Unaudited)

                                    ASSETS

                                                  June 30,     December 31,
                                                    2000           1999
                                                -----------    -----------
Current Assets:
  Cash and cash equivalents                     $ 1,603,768    $ 3,142,068
  Treasury bills held to maturity                   484,905           -
  Accounts receivable                             1,576,395      1,655,290
  Inventory                                       1,063,994        900,956
  Prepaid expenses                                  123,814        223,285
  Current deferred tax asset                        291,929        425,000
                                                -----------    -----------
     Total Current Assets                         5,144,805      6,346,599

Property and Equipment, Net                       4,444,380      4,473,871

Other Assets:
  Deposits                                           13,000         13,000
  Goodwill, net                                     438,438        459,438
                                                -----------    -----------
     Total Other Assets                             451,438        472,438
                                                -----------    -----------
     Total Assets                               $10,040,623    $11,292,908
                                                ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable & accrued expenses           $   869,976    $   753,919
  Dividends payable                                 392,151           -
  Current portion of capital leases                  49,869         47,623
                                                -----------    -----------
     Total Current Liabilities                    1,311,996        801,542

Deferred tax liability                              398,000        398,000
Capital lease obligations                            69,159         94,668
                                                -----------    -----------
     Total Liabilities                            1,779,155      1,294,210

Stockholders' Equity:
  Common stock                                    7,692,373      9,461,009
  Additional paid in capital                         22,311         22,311
  Retained earnings                                 546,784        515,378
                                                -----------    -----------
     Total Stockholders' Equity                   8,261,468      9,998,698
                                                -----------    -----------
     Total Liabilities & Stockholders'
      Equity                                    $10,040,623    $11,292,908
                                                ===========    ===========

The accompanying notes are an integral part of these condensed financial statements. The balances for December 31, 1999 were taken from the audited financial statements at that date and condensed.

                       PART I - FINANCIAL INFORMATION

                     ARMANINO FOODS OF DISTINCTION, INC.
               Condensed Consolidated Statements of Operations
                For the Quarter Ended June 30, 2000 and 1999
                                 (Unaudited)

                                               June 30, 2000   June 30, 1999
                                               -------------   -------------

Net Sales                                       $ 3,898,955     $ 2,962,456
Cost of Goods Sold                                2,248,279       1,761,741
                                                -----------     -----------
     Gross Profit                                 1,650,676       1,200,715

Operating Expenses:
  General and administrative                        420,237         390,661
  Salaries and wages                                392,854         268,319
  Commissions                                       115,942          83,097
  Advertising, demonstrations, promotions,
   and slotting allowances                          233,595         204,306
                                                -----------     -----------
     Total Operating Expenses                     1,162,628         946,383
                                                -----------     -----------

Income From Operations                              488,048         254,332
Other Income                                         40,533          40,404
                                                -----------     -----------
Income From Continuing Operations Before
  Income Taxes                                      528,581         294,736

Current Tax Expense                                  96,200          30,000
Deferred Tax Expense                                115,232          87,894
                                                -----------     -----------
Net Income                                      $   317,149     $   176,842
                                                ===========     ===========

Basic Earnings Per Share                        $       .19     $       .09
                                                ===========     ===========

Weighted Average Common Shares Outstanding        1,672,902       1,945,081
                                                ===========     ===========

Diluted Earnings Per Share                      $       .18     $      . 09
                                                ===========     ===========

Weighted Average Common Shares Outstanding
  Assuming Dilution                               1,748,102       1,945,081
                                                ===========     ===========





The accompanying notes are an integral part of these condensed financial statements.

                         PART I - FINANCIAL INFORMATION

                       ARMANINO FOODS OF DISTINCTION, INC.
                 Condensed Consolidated Statements of Operations
                 For the Six Months Ended June 30, 2000 and 1999
                                 (Unaudited)

                                              June 30, 2000   June 30, 1999
                                              -------------   -------------

Net Sales                                      $ 6,988,134     $ 5,503,329
Cost of Goods Sold                               4,200,264       3,447,104
                                               -----------     -----------
     Gross Profit                                2,787,870       2,056,225

Operating Expenses:
  General and administrative                       810,272         726,483
  Salaries and wages                               687,236         513,180
  Commissions                                      215,125         172,459
  Advertising, demonstrations, promotions,
    and slotting allowances                        458,012         459,690
                                               -----------     -----------
     Total Operating Expenses                    2,170,645       1,871,812
                                               -----------     -----------

Income From Operations                             617,225         184,413
Other Income                                        88,703          69,138
                                               -----------     -----------
Income From Continuing Operations Before
  Income Taxes                                     705,928         253,551

Current Tax Expense                                149,300          32,000
Deferred Tax Expense                               133,071          69,420
                                               -----------     -----------
Net Income                                     $   423,557     $   152,131
                                               ===========     ===========

Basic Earnings Per Share
                                               $       .24     $       .08
                                               ===========     ===========

Weighted Average Common Shares Outstanding       1,750,904       1,951,638
                                               ===========     ===========

Diluted Earnings Per Share                     $       .23     $       .08
                                               ===========     ===========

Weighted Average Common Shares Outstanding
  Assuming Dilution                              1,811,709       1,951,638
                                               ===========     ===========




The accompanying notes are an integral part of these condensed financial statements.

                        PART I - FINANCIAL INFORMATION

                      ARMANINO FOODS OF DISTINCTION, INC.
                Condensed Consolidated Statements of Cash Flows
                For the Six Months Ended June 30, 2000 and 1999
                                 (Unaudited)

                                              June 30, 2000   June 30, 1999
                                              -------------   -------------
Cash Flows From Operating Activities:
  Net income                                   $   423,557     $   152,131
                                               -----------     -----------
  Adjustment to reconcile net income to
   net cash provided by operations:
    Depreciation and amortization                  341,953         339,448
    Non-cash expense                                12,585            -
    Changes in assets and liabilities:
     Decrease in accounts receivable                78,895          97,175
     (Increase)/Decrease in inventories           (163,038)         73,606
     Decrease in prepaid expenses                   99,471          56,883
     Decrease in deferred tax assets               133,071         101,420
     Increase/(Decrease)in accounts payable
      and accrued expenses                         116,057        (140,833)
                                               -----------     -----------
     Total Adjustments                             618,994         527,699
                                               -----------     -----------
     Net Cash Provided By Operating
      Activities                                 1,042,551         679,830

Cash Flows From Investing Activities:
  Capital expenditures                            (291,462)        (60,113)
  Purchase/Reduction of U.S. Treasury
   Bills, net                                     (484,905)      1,570,336
                                               -----------     -----------
     Net Cash Provided By (Used For)
      Investing Activities                        (776,367)      1,510,223
                                               -----------     -----------
Cash Flows From Financing Activities:
  Purchased and cancelled common stock          (1,758,902)        113,457
  Payment for exercise of Stock Options            (22,319)           -
  Payments on capital lease obligations            (23,263)        (36,269)
                                               -----------     -----------
     Net Cash (Used For) Financing
      Activities:                               (1,804,484)       (149,726)
                                               -----------     -----------
Net Increase/(Decrease) In Cash and Cash
 Equivalents                                    (1,538,300)      2,040,327

Cash and Cash Equivalents Beginning of Period    3,142,068         633,580
                                               -----------     -----------
Cash and Cash Equivalents End of Period        $ 1,603,768     $ 2,673,907
                                               ===========     ===========
Non-cash expense:

  The Company issued 3000 shares of common stock valued at $12,585 to a consultant for services rendered.

The accompanying notes are an integral part of these condensed financial statements.

                      PART I - FINANCIAL INFORMATION

                    ARMANINO FOODS OF DISTINCTION, INC.
            Notes to Condensed Consolidated Financial Statements
                               June 30, 2000
                                (Unaudited)

Note 1 - Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. It is suggested that these condensed consolidated financial statements be read in conjunction with the December 31, 1999 audited financial statements and notes thereto for Armanino Foods of Distinction, Inc. The results of operations for the periods ended June 30, 2000 and 1999 are not necessarily indicative of the operating results for the full year.

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

     Earnings Per Share   The Company calculates earnings per share in
accordance with Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share," which requires the Company to present basic and diluted earnings per share. The computation of basic earnings per share is based on the weighted average number of shares outstanding during the periods presented. The computation of diluted earnings per share is based on the weighted average number of outstanding common shares during the year plus, when their effect is dilutive, additional shares assuming the exercise of certain vested and non-vested stock options and warrants, reduced by the number of shares which could be purchased from the proceeds.

     The weighted average common shares and common equivalent shares outstanding for purposes of calculating earnings per share was as follows:

                                             June 30, 2000   June 30, 1999
                                             -------------   -------------
Weighted average common shares outstanding
used in basic earnings per share for the
six months ending                               1,750,904       1,951,638

Effect of dilutive stock options                  60,805               0
                                                ---------       ---------
Weighted average common shares and potential
dilutive common equivalent shares outstanding
used in dilutive earnings per share             1,811,709       1,951,638
                                                =========       =========

                      PART I - FINANCIAL INFORMATION

                    ARMANINO FOODS OF DISTINCTION, INC.
            Notes to Condensed Consolidated Financial Statements
                               June 30, 2000
                                (Unaudited)

Note 1 - Continued

     For the six months ended June 30, 2000 the Company had 27,000 stock options that could potentially dilute earnings per share in the future that were not included in the diluted computation because to do so would have been antidilutive for the periods presented.

Note 2 - Inventory

     Inventory is carried at the lower of cost or market with cost being determined on the first-in, first-out method and consisted of the following at June 30, 2000 and December 31, 1999:

                                         June 30, 2000   December 31, 1999
                                         -------------   -----------------

     Raw materials & supplies              $  383,638        $419,909
     Finished goods                           680,356         481,047
                                           ----------        --------
                                           $1,063,994        $900,956
                                           ==========        ========
Note 3 - Related Party Transactions

     The Company incurred $10,856 and $15,229 respectively, for the six months ended June 30, 2000 and 1999, in accounting and consulting fees to Polly, Scatena, Gekakis & Co., an accounting firm, the managing partner of which is also a stockholder and director of the Company. Services provided by the accounting firm are an extension of the internal accounting functions of the Company, as well as management, business and systems consulting.

Note 4 - Property and Equipment

     Property and equipment consists of the following:

                                         June 30, 2000   December 31, 1999
                                         -------------   -----------------

     Furniture & Office Equipment         $  345,081        $  310,025
     Plant Machinery & Equipment           5,141,617         4,886,780
     Leasehold Improvements                1,891,656         1,890,087
                                          ----------        ----------
                                           7,378,354         7,086,892
     Accumulated Depreciation             (2,933,974)       (2,613,021)
                                          ----------        ----------
                                          $4,444,380        $4,473,871
                                          ==========        ==========

                        PART I - FINANCIAL INFORMATION

                      ARMANINO FOODS OF DISTINCTION, INC.
              Notes to Condensed Consolidated Financial Statements
                                 June 30, 2000
                                  (Unaudited)

Note 5 - Income Taxes

     The Company accounts for income taxes in accordance with FASB Statement 109, "Accounting for Income Taxes."

     As of June 30, 2000 and December 31, 1999 the net deferred tax assets and liabilities consisted of the following:

                                          June 30, 2000   December 31, 1999
                                          -------------   -----------------

     Current deferred tax asset              $291,929         $ 425,000
     Deferred Tax Liability                  (398,000)         (398,000)

Note 6 - Stockholders' Equity

     As of June 30, 2000, the Company had 422,540 outstanding stock options to purchase the Company's stock at prices ranging from $3.09 to $5.72 per share to employees, directors and a consultant, expiring in March 2001 through February 2010.

     During the six months ended June 30, 2000 the Company purchased 99,000 shares of its common stock on the open market for $483,569.

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

     During May 2000, the Company purchased 220,000 shares at $6.00 per share in a private transaction from an affiliate of a former director.
Additionally, a former employee exercised 7,223 of incentive stock options for $3.09 per share.

     On May 18, 2000, the Company declared a cash dividend of $.25 per share payable to shareholders of record on June 20, 2000. The Company accrued
$392,151 as of June 30, 2000.   The cash dividend was paid on July 20, 2000.

                       PART I - FINANCIAL INFORMATION

     ITEM II:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

QUARTER AND SIX MONTHS ENDED JUNE 30, 2000 V. QUARTER AND SIX MONTHS ENDED JUNE 30, 1999

     Net sales for the quarter ended June 30, 2000 were $3,898,955 compared to $2,962,456 for the quarter ended June 30, 1999. For the six months ended June 30, 2000 net sales were $6,988,134 as compared to $5,503,329 for the six months ended June 30, 1999. Increased sales were experienced across all of the Company's product lines. Pesto showed the strongest increase in terms of total dollar sales. The increases in the pesto product line sales were the result of programs implemented by the Company offering incentives to brokers and distributors for achieving specified increases over prior year sales. Additionally, new uses for pesto sauces added foodservice accounts during the first six months. The pasta product line showed a strong increase primarily due to a co-pack customer. Sales of meatballs were strong in the retail marketplace. The Company continues to focus its efforts on expanding its customer base for all of its products through promotional programs and an expanded sales force.

     Cost of goods sold as a percentage of net sales decreased from 59.5% for the quarter ended June 30, 1999 to 57.7% for the quarter ended June 30, 2000. Cost of goods sold as a percentage of net sales decreased from 62.6% for the six months ended June 30, 1999 to 60.1% for the six months ended June 30, 2000. The decrease in this percentage for the current quarter and six months is due to a shift in the product mix between the product lines and between the retail and foodservice divisions. The product mix shifted from the meatball product line to the more profitable pasta product line. Additionally, within the pesto product line, there was a shift in the mix from the retail items to the more profitable foodservice items.

     Operating expenses as a percentage of net sales were 29.8% for the quarter ended June 30, 2000 as compared to 31.9% for the quarter ended June 30, 1999. Operating expenses for the first six months of 2000 were 31.1% as compared to 34.0% for the first six months of 1999. The decrease in this percentage for the quarter and six months is primarily due to the increase in sales. Salary expense increased due to the hiring of personnel to fill vacant positions. Additionally, the Company accrued a portion of the estimated bonus pool for 2000 compared to no bonus being accrued in 1999.

     Net income from continuing operations for the quarter ended June 30, 2000 was $317,149 compared to a net income of $176,842 for the quarter ended June
30, 1999.   Net income for the six months ended June 30, 2000 was $423,557 compared to $152,131 for the six months ended June 30, 1999. The increase in net income was primarily due to increased pesto sauce sales.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2000, the Company had working capital of $3,832,809, a decrease of $1,712,248 from December 31, 1999. The decrease in working capital is primarily due to the purchase of common stock, totaling $1,320,000, from an affiliate of a former director. Additionally, accrual of a special dividend of $392,151 contributed to the decrease in working capital. Current assets included $3,665,068 in cash, cash equivalents and accounts receivable. Management believes that this level of working capital is adequate to meet anticipated needs for liquidity.

                       PART I - FINANCIAL INFORMATION

     ITEM II:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

     During the six months ended June 30, 2000, cash provided by operating activities of the Company amounted to $1,042,551.

     During 1999 the Company's board of directors approved a stock buy-back plan to purchase the Company's common stock totalling $800,000. As of June 30, 2000, the Company had paid approximately $782,774 for common stock purchased on the open market.

     During May 2000, the Company purchased 220,000 shares at $6.00 per share in a private transaction from an affiliate of a former director.

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

         None

Item 3.  Defaults Upon Senior Securities.

         None

Item 4.  Submission Of Matters To A Vote Of Security Holders.

         On May 18, 2000 the Company held an Annual Meeting of Shareholders at which William J. Armanino, John J. Micek, III, David Scatena, Tino Barzie and Joseph F. Barletta were each reelected to the Board of Directors. In addition, the Company's shareholders ratified the appointment of Pritchett, Siler & Hardy, P.C. as the Company's auditors. The following sets forth the votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, as to each of the matters presented at the meeting:

                            ELECTION OF DIRECTORS

            Nominees                    For                Withheld
            --------                    ---                --------

     William J. Armanino          1,346,003 Shares       12,484 Shares
     John J. Micek, III           1,322,395 Shares       36,092 Shares
     David Scatena                1,345,928 Shares       12,559 Shares
     Tino Barzie                  1,345,928 Shares       12,559 Shares
     J. Bryan King                1,346,031 Shares       12,456 Shares
     Joseph F. Barletta           1,346,031 Shares       12,456 Shares

                   APPOINTMENT OF PRITCHETT, SILER & HARDY, P.C.

              For                 Against            Abstentions
              ---                 -------            -----------

     1,356,121 Shares            864 Shares          1,502 Shares

Item 5.  Other Information.

         None

Item 6.  Exhibits and Reports On Form 8-K.

         A.   Exhibit

         27   Financial Data Schedule     Filed herewith electronically

         B.   Reports on Form 8-K - None

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized.

                                   ARMANINO FOODS OF DISTINCTION, INC.


                                   By:/s/ William J. Armanino
                                      William J. Armanino
Dated:  August 4, 2000                President
                                      Chief Executive Officer


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