Form 10QSB
period 2000-09-30
ARMANINO FOODS OF DISTINCTION INC /CO/
filed 2000-11-03
CIK 814339

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


                     For Quarter Ended September 30, 2000

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


Check whether the issuer (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X _  No     __


There were 1,564,804 shares of the Issuer's Common Stock outstanding as of September 30, 2000.

Transitional Small Business disclosure Format.       Yes _____ No _X__

                        PART I - FINANCIAL INFORMATION

                       ARMANINO FOODS OF DISTINCTION, INC.
                      Condensed Consolidated Balance Sheets
                                 (Unaudited)

                                    ASSETS

                                                 September 30,    December 31,
                                                      2000            1999
                                                 -------------    ------------

Current Assets:
  Cash and cash equivalents                      $ 1,314,766      $ 3,142,068
  Treasury bills held to maturity                    691,050             -
  Accounts receivable                              1,660,751        1,655,290
  Inventory                                        1,268,133          900,956
  Prepaid expenses                                   133,574          223,285
  Current deferred tax asset                         242,860          425,000
                                                 -----------      -----------
     Total Current Assets                          5,311,134        6,346,599

Property and Equipment, Net                        4,319,300        4,473,871

Other Assets:
  Deposits                                            13,000           13,000
  Goodwill, net                                      427,938          459,438
                                                 -----------      -----------
     Total Other Assets                              440,938          472,438
                                                 -----------      -----------
     Total Assets                                $10,071,372      $11,292,908
                                                 ===========      ===========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable & accrued expenses            $   962,535      $   753,919
  Income Taxes Payable                               121,327                -
  Dividends payable                                   78,240                -
  Current portion of capital leases                   47,071           47,623
                                                 -----------      -----------
     Total Current Liabilities                     1,209,173          801,542

Deferred tax liability                               398,000          398,000
Capital lease obligations                             59,917           94,668
                                                 -----------      -----------
     Total Liabilities                             1,667,090        1,294,210

Stockholders' Equity:
  Common stock                                     7,692,373        9,461,009
  Additional paid in capital                          22,311           22,311
  Retained earnings                                  689,598          515,378
                                                 -----------      -----------
     Total Stockholders' Equity                    8,404,282        9,998,698
                                                 -----------      -----------

     Total Liabilities & Stockholders'
       Equity                                    $10,071,372      $11,292,908
                                                 ===========      ===========

The accompanying notes are an integral part of these condensed financial statements. The balances for December 31, 1999 were taken from the audited financial statements at that date and condensed.

                         PART I - FINANCIAL INFORMATION

                        ARMANINO FOODS OF DISTINCTION, INC.
                Condensed Consolidated Statements of Operations
                For the Quarter Ended September 30, 2000 and 1999
                             (Unaudited)


                                                September 30,    September 30,
                                                    2000             1999
                                                 -----------      -----------

Net Sales                                        $ 3,353,563      $ 3,163,441
Cost of Goods Sold                                 2,033,414        1,892,579
                                                 -----------      -----------
     Gross Profit                                  1,320,149        1,270,862

Operating Expenses:
  General and administrative                         300,069          333,169
  Salaries and wages                                 348,341          300,551
  Commissions                                        109,411           69,936
  Advertising, demonstrations, promotions,
   and slotting allowances                           223,527          278,449
                                                 -----------      -----------
     Total Operating Expenses                        981,348          982,105

Income From Operations                               338,801          288,757
Other Income                                          29,622           27,923
                                                 -----------      -----------
Income From Continuing Operations Before
  Income Taxes                                       368,423          316,680

Current Tax Expense                                   98,300                -
Deferred Tax Expense                                  49,069          126,672
                                                 -----------      -----------
Net Income                                       $   221,054      $   190,008
                                                 ===========      ===========

Basic Earnings Per Share                         $       .14      $       .10
                                                 ===========      ===========

Weighted Average Common Shares Outstanding         1,564,804        1,945,081
                                                 ===========      ===========

Diluted Earnings Per Share                       $       .14      $       .10
                                                 ===========      ===========

Weighted Average Common Shares Outstanding
  Assuming Dilution                                1,598,022        1,947,110
                                                 ===========      ===========








The accompanying notes are an integral part of these condensed financial statements.

                          PART I - FINANCIAL INFORMATION

                       ARMANINO FOODS OF DISTINCTION, INC.
                  Condensed Consolidated Statements of Operations
                For the Nine Months Ended September 30, 2000 and 1999
                                   (Unaudited)


                                                September 30,    September 30,
                                                    2000             1999
                                                 -----------      -----------

Net Sales                                        $10,341,697      $ 8,666,770
Cost of Goods Sold                                 6,233,678        5,339,683
                                                 -----------      -----------
     Gross Profit                                  4,108,019        3,327,087

Operating Expenses:
  General and administrative                       1,110,341        1,059,652
  Salaries and wages                               1,035,577          813,731
  Commissions                                        324,536          242,395
  Advertising, demonstrations, promotions,
    and slotting allowances                          681,539          738,139
                                                 -----------      -----------
     Total Operating Expenses                      3,151,993        2,853,917
                                                 -----------      -----------

Income From Operations                               956,026          473,170
Other Income                                         118,325           97,061
                                                 -----------      -----------
Income From Continuing Operations Before
  Income Taxes                                     1,074,351          570,231

Current Tax Expense                                  247,600                -
Deferred Tax Expense                                 182,140          228,092
                                                 -----------      -----------
Net Income                                       $   644,611      $   342,139
                                                 ===========      ===========

Basic Earnings Per Share                         $       .38      $       .18
                                                 ===========      ===========

Weighted Average Common Shares Outstanding         1,688,418        1,949,428
                                                 ===========      ===========

Diluted Earnings Per Share                       $       .37      $       .18
                                                 ===========      ===========

Weighted Average Common Shares Outstanding
  Assuming Dilution                                1,747,890        1,950,001
                                                 ===========      ===========









The accompanying notes are an integral part of these condensed financial statements.

                          PART I - FINANCIAL INFORMATION

                        ARMANINO FOODS OF DISTINCTION, INC.
                   Condensed Consolidated Statements of Cash Flows
                For the Nine Months Ended September 30, 2000 and 1999
                                    (Unaudited)

                                                September 30,    September 30,
                                                    2000             1999
                                                 -----------      -----------

Cash Flows From Operating Activities:
  Net income                                     $   644,611      $   342,139
  Adjustment to reconcile net income to net
   cash provided by operations:
     Depreciation and amortization                   512,930          544,341
     Non-cash expense                                 12,585                -
     Changes in assets and liabilities:
      (Increase)/Decrease in accounts receivable      (5,461)          14,801
      (Increase)/Decrease in inventories            (367,177)         173,651
      (Increase)/Decrease in prepaid expenses          89,711
(40,557)
      Decrease in deferred tax assets                182,140          228,092
      Increase/(Decrease)in accounts payable and
       accrued expenses                              208,616          (92,388)
      Increase in income taxes payable               121,327                -
                                                 -----------      -----------
Total Adjustments                                    754,671          827,940
                                                 -----------      -----------

     Net Cash Provided By Operating Activities     1,399,282        1,170,079

Cash Flows From Investing Activities:
  Capital expenditures                              (326,859)        (141,133)
  Purchase/Reduction of U.S. Treasury Bills, net    (691,050)       1,768,283
                                                 -----------      -----------

     Net Cash Provided By (Used For) Investing
      Activities                                  (1,017,909)       1,627,150
                                                 -----------      -----------

Cash Flows From Financing Activities:
  Dividends paid                                    (392,151)               -
  Purchased and cancelled common stock            (1,803,569)        (113,457)
  Payment for exercise of Stock Options               22,348                -
  Payments on capital lease obligations              (35,303)         (49,856)
                                                 -----------      -----------
     Net Cash (Used For) Financing Activities:    (2,208,675)        (163,313)

Net Increase/(Decrease) In Cash and Cash
 Equivalents                                      (1,827,302)       2,633,916

Cash and Cash Equivalents Beginning of Period      3,142,068          633,580
                                                 -----------      -----------
Cash and Cash Equivalents End of Period          $ 1,314,766      $ 3,267,496
                                                 ===========      ===========

Non-cash expense:
  The Company issued 3000 shares of common stock valued at $12,585 to a consultant for services rendered.

The accompanying notes are an integral part of these condensed financial statements.

                      PART I - FINANCIAL INFORMATION

                    ARMANINO FOODS OF DISTINCTION, INC.
           Notes to Condensed Consolidated Financial Statements
                            September 30, 2000
                               (Unaudited)

Note 1 - Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. It is suggested that these condensed consolidated financial statements be read in conjunction with the December 31, 1999 audited financial statements and notes thereto for Armanino Foods of Distinction, Inc. The results of operations for the periods ended September 30, 2000 and 1999 are not necessarily indicative of the operating results for the full year.

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

     The weighted average common shares and common equivalent shares outstanding for purposes of calculating earnings per share was as follows:

                                               September 30,    September 30,
                                                   2000             1999
                                                 -----------      -----------
Weighted average common shares outstanding
used in basic earnings per share for the
nine months ending                                1,688,418        1,949,428

Effect of dilutive stock options                     59,472              573
                                                -----------      -----------
Weighted average common shares and potential
dilutive common equivalent shares outstanding
used in dilutive earnings per share               1,747,890        1,950,001
                                                ===========      ===========

                         PART I - FINANCIAL INFORMATION

                       ARMANINO FOODS OF DISTINCTION, INC.
               Notes to CondenseSd Consolidated Financial Statements
                              September 30, 2000
                                 (Unaudited)

Note 1 - Continued

     For the nine months ended September 30, 2000 the Company had 95,260 stock options that could potentially dilute earnings per share in the future that were not included in the diluted computation because to do so would have been antidilutive for the periods presented.

Note 2 - Inventory

     Inventory is carried at the lower of cost or market with cost being determined on the first-in, first-out method and consisted of the following at September 30, 2000 and December 31, 1999:

                                                September 30,     December 31,
                                                    2000             1999
                                                 -----------      -----------

    Raw materials & supplies                         551,858          419,909
    Finished goods                                   716,275          481,047
                                                 -----------      -----------
                                                 $ 1,268,133      $   900,956
                                                 ===========      ===========

Note 3 - Related Party Transactions

    The Company incurred $10,206 and $22,342 respectively, for the nine months ended September 30, 2000 and 1999, in accounting and consulting fees to Polly, Scatena, Gekakis & Co., an accounting firm, the managing partner of which is also a stockholder and director of the Company. Services provided by the accounting firm are an extension of the internal accounting functions of the Company, as well as management, business and systems consulting.

Note 4 - Property and Equipment

     Property and equipment consists of the following:

                                                September 30,     December 31,
                                                    2000             1999
                                                 -----------      -----------

  Furniture & Office Equipment                   $   360,477      $   310,025
  Plant Machinery & Equipment                      5,161,617        4,886,780
  Leasehold Improvements                           1,891,656        1,890,087
                                                 -----------      -----------
                                                   7,413,750        7,086,892
  Accumulated Depreciation                        (3,094,450)      (2,613,021)
                                                 -----------      -----------
                                                 $ 4,319,300      $ 4,473,871
                                                 ===========      ===========

                         PART I - FINANCIAL INFORMATION

                       ARMANINO FOODS OF DISTINCTION, INC.
               Notes to CondenseSd Consolidated Financial Statements
                              September 30, 2000
                                 (Unaudited)
Note 5 - Income Taxes

     The Company accounts for income taxes in accordance with FASB Statement 109, "Accounting for Income Taxes."

     As of September 30, 2000 and December 31, 1999 the net deferred tax assets and liabilities consisted of the following:

                                                September 30,     December 31,
                                                    2000             1999
                                                 -----------      -----------
     Current deferred tax asset                  $   242,860      $   425,000
     Deferred Tax Liability                         (398,000)        (398,000)

Note 6 - Stockholders' Equity

     Stock Options:

     As of September 30, 2000, the Company had 499,700 outstanding stock options to purchase the Company's stock at prices ranging from $4.30 to $5.72 per share to current and former employees, current and former directors and former consultants, expiring in March 2001 through February 2010.

     During January 2000, the Company issued to certain members of the Board of Directors a total of 60,000 options to purchase common stock at $5.08 per share, expiring in April 2005.

     During March 2000, the Company issued stock options to purchase 10,000 shares of common stock to a former consultant, who is presently an employee and director of the Company. The shares are exercisable at $5.72 per share and expire in February 2010.

     During August 2000, the Company issued a total of 79,260 options to employees and a director, who is also an employee, to purchase common stock at $5.38 per share expiring in August 2008 and August 2010.

     Stock Issuances/Repurchases:

     During the nine months ended September 30, 2000 the Company purchased 99,000 shares of its common stock on the open market for $483,569.

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

                         PART I - FINANCIAL INFORMATION

                       ARMANINO FOODS OF DISTINCTION, INC.
               Notes to CondenseSd Consolidated Financial Statements
                              September 30, 2000
                                 (Unaudited)

Note 5 - Income Taxes (Continued)

     Dividends:

     On May 18, 2000, the Company declared a special cash dividend of $.25 per
share payable to shareholders of record on June 20, 2000.   The cash dividend
was paid on July 20, 2000.

     During September 2000, the Company declared a cash dividend of $.05 per share payable to shareholders of record on September 30, 2000. The dividend was paid on October 27, 2000.

                       PART I - FINANCIAL INFORMATION
                 ITEM II:  MANAGEMENT'S DISCUSSION AND ANALYSIS
                            OR PLAN OF OPERATIONS

Quarter and Nine Months Ended September 30, 2000 v. Quarter and Nine Months Ended September 30, 1999

     Net sales for the quarter ended September 30, 2000 were $3,353,563 compared to $3,163,441 for the quarter ended September 30, 1999. For the nine months ended September 30, 2000 net sales were $10,341,697 as compared to $8,666,770 for the nine months ended September 30, 1999. Increased sales were experienced across all of the Company's product lines. The pesto product line showed the strongest increase in terms of total dollar sales. The increases in the pesto product line sales were the result of programs implemented by the Company offering incentives to brokers and distributors for achieving specified increases over prior year sales. Additionally, new uses for pesto sauces added foodservice accounts during the first nine months. The pasta product line showed a strong increase primarily due to a co-pack customer. Sales of meatballs increased in the retail marketplace. The Company continues to focus its efforts on expanding its customer base for all of its products through promotional programs and an expanded sales force.

     Cost of goods sold as a percentage of net sales increased slightly from 59.8% for the quarter ended September 30, 1999 to 60.6% for the quarter ended September 30, 2000. Cost of goods sold as a percentage of net sales decreased from 61.6% for the nine months ended September 30, 1999 to 60.3% for the nine months ended September 30, 2000. The decrease in this percentage for the nine months is due to a shift in the product mix between the product lines and between the retail and foodservice market segments. The product mix shifted from the meatball product line to the more profitable pasta product line. Additionally, within the pesto product line, there was a shift in the mix from the retail items to the more profitable foodservice items.

     Operating expenses as a percentage of net sales were 29.3% for the quarter ended September 30, 2000 as compared to 31% for the quarter ended September 30, 1999. Operating expenses for the first nine months of 2000 were 30.5% as compared to 33% for the first nine months of 1999. The decrease in this percentage for the quarter and nine months is primarily due to the increase in sales. Salary expense increased due to the hiring of personnel to fill vacant positions and new sales positions created.

     Net income from continuing operations for the quarter ended September 30, 2000 was $221,054 compared to a net income of $190,008 for the quarter ended
September 30, 1999.   Net income for the nine months ended September 30, 2000
was $644,611 compared to $342,139 for the nine months ended September 30, 1999. The increase in net income for both the quarter and the nine months was primarily due to increased pesto sauce sales.

Liquidity and Capital Resources

     At September 30, 2000, the Company had working capital of $4,101,961, a decrease of $1,443,096 from December 31, 1999. The decrease in working capital is primarily due to the purchase of common stock, totalling $1,320,000, from an affiliate of a former director. Additionally, payment of a special dividend of $392,151 and the accrual of a quarterly dividend of $78,240 contributed to the decrease in working capital. Current assets included $3,666,567 in cash, cash equivalents and accounts receivable. Management believes that this level of working capital is adequate to meet anticipated needs for liquidity.

     During the nine months ended September 30, 2000, cash provided by operating activities of the Company amounted to $1,399,282.

                       PART I - FINANCIAL INFORMATION

                 ITEM II:  MANAGEMENT'S DISCUSSION AND ANALYSIS
                          OR PLAN OF OPERATIONS


     During 1999 the Company's board of directors approved a stock buy-back plan to purchase the Company's common stock totalling $800,000. As of September 30, 2000, the Company had paid approximately $782,774 for common stock purchased on the open market.

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

     The Company sells to approximately 380 customers. One customer accounts for approximately 30% of total sales. At the present time this customer is the only trading partner with E.D.I. transactions. Contact is ongoing with this customer to ensure that they are year 2000 compliant. Surveys were sent to the remaining customers by May 31, 1999 to attempt to determine the extent of their compliance with the year 2000 issues. The Company does not expect a material adverse affect from any single customer in this group.

     At the present time, the Company has not experienced any year 2000 related issues. However, there can be no assurance that third parties the Company deals with have resolved their year 2000 issues completely and timely. Failure to complete the year 2000 project on time could have a material adverse affect on future operating results and financial condition of the Company.

                                PART II
                           OTHER INFORMATION

II.  Other Information

Item 1.  Legal proceedings

         None

Item 2.  Changes In Securities and Use of Proceeds

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

                                 ARMANINO FOODS OF DISTINCTION, INC.


Dated:  November 2, 2000         By:/s/ William J. Armanino
                                    William J. Armanino, President,
                                    Chief Executive Officer

Dated:  November 2, 2000         By:/s/ Edmond J. Pera
                                    Edmond J. Pera, Treasurer,
                                    Chief Financial Officer

                               EXHIBIT INDEX

             EXHIBIT                   METHOD OF FILING

27.  Financial Data Schedule    Filed herewith electronically