Form 10KSB
period 2000-12-31
ARMANINO FOODS OF DISTINCTION INC /CO/
filed 2001-03-29
CIK 814339

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 FORM 10-KSB

     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

            For the Fiscal Year ended:  December 31, 2000

                                    OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ________ to ________

                       Commission File No. 0-18200

                     ARMANINO FOODS OF DISTINCTION, INC.
            ------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)

            Colorado                                     84-1041418
-------------------------------                   ------------------------
(State or Other Jurisdiction of                   (I.R.S. Employer Identi-
Incorporation or Organization)                        fication Number)

             30588 San Antonio Street, Hayward, California 94544
         ------------------------------------------------------------
         (Address of Principal Executive Offices, Including Zip Code)

Issuer's telephone number, including area code:  (510) 441-9300

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act: No Par Value Common Stock

Check whether the Issuer(1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of March 15, 2001, 1,566,804 Shares of the Registrant's Common Stock were outstanding. The aggregate market value of voting stock of the Registrant held by non-affiliates was approximately $5,395,000.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part IIII of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year.  $13,459,478.

Documents incorporated by reference: Part III is incorporated by reference to the Registrant's Proxy Statement relating to the Annual Meeting of Shareholders to be held May 17, 2001.

                                   PART I

ITEM 1.  DESCRIPTION BUSINESS.

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

PRODUCTS

     The Company's line of frozen products presently includes pesto sauces, stuffed pastas and pasta sheets as well as value-added specialty Italian pastas, focaccia, meatballs and entree products. These products are marketed through a network of food brokers and sold to retail and foodservice distributors, club type stores and industrial accounts. Several of these products are sold under a separate label, namely the Italian Holiday label, which services government type institutional customers, as well as to foodservice customers. The products and the labels they bear are identified as such in each product's category described below.

     The Company presently markets a line of pesto sauces which are available in five varieties, Basil, Cilantro, Dried Tomato-Garlic, Roasted Red Bell Pepper and Chipotle based sauces under the Armanino label. Basil, Dried Tomato Garlic and Roasted Red Bell Pepper pesto sauces are available to the Company's retail, foodservice and industrial customers, and the Cilantro and Chipolte pesto is available to foodservice customers only.

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

All of these products are sold under the Armanino brand label. Additionally, the Company developed a value added formulated version of its meat ravioli and lasagna entree products. These value-added products are sold to government type institutional customers and foodservice customers under the Italian Holiday label.

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

NEW PRODUCTS

     During the second quarter of 2001, the Company will introduce an Alfredo sauce, which will be available to its foodservice customers only. Addi-tionally, the Company plans to introduce two new sandwich spreads/dressings during the third quarter of 2001.

     With respect to the Company's foodservice line, the Company continues to research the addition of sandwich spreads/dressings, stuffed pastas and entree products to enhance their line of products in the future.

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

     In 1999, the Company purchased a new oil storage tank and packaging equipment to compliment the pesto production operation, thereby increasing production efficiencies and improving manufacturing costs. The Company also purchased a second tortellini machine and additional ravioli dies in order to meet customer demands. The oil storage tank was placed into service during the first quarter of 2000, and the new pasta equipment items were placed into service during the second quarter of 2000.

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

     In 2001, the Company purchased equipment to further automate its tortellini production operation thereby increasing the manufacturing capacity of tortellini product to better meet the needs of its customers.

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

      Certain stuffed pasta products are manufactured for the Company by Warren Foods ("Warren") of Altoona, Ohio. The Company has an agreement with Warren pursuant to which that company manufactures and packages their products on a "private-label" basis at a set price.

      Certain specialty stuffed pastas products are manufactured for the Company by Il Pastaio ("Il Pastaio") of San Francisco, California. The Company has an agreement with Il Pastaio pursuant to which that company manufactures and packages their products on a "private-label" basis at a set price.

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

     With regard to the production of frozen pesto sauces, pasta and Italian line of entree products at the Company's own facilities, the Company is responsible for the supervision of the above-mentioned quality assurance measures and has employed its own in-house quality control personnel to assure that the Company's processing and sanitation compliances are met. The Company also performs process analysis as well as microbiological and nutritional analysis of all its in-house production, and uses a Modesto, California laboratory firm to assist in this testing. The Company completed its Hazard Analysis and Critical Control Points ("HACCP") program, required by USDA regulations. The Company implemented this program subsequent to receiving approval of the program by the U.S.D.A. in January 1999. In addition to the Company's HACCP program, the Company has had in place since 1996, a ReCall Plan. This plan is updated, as needed or warranted, and mock recalls performed on a periodic basis.

     During 2000, the Company was certified as a Halal approved facility. This certification broadens the Company's ability to sell its products to customers requiring specific religious food specifications.

     All raw materials are purchased from approved suppliers by manufacturers on contract where specific requirements on quality, size, and packing medium must be met, or on a spot market basis where prior specifications have been met or qualified by testing.

DISTRIBUTION AND MARKETING

     The Company's products are marketed through a network of food brokers and sold to retail, foodservice, club-type stores, and industrial accounts.
During the third quarter of 1998, the Company appointed DOT Foods to distribute the Company's line of products to new and existing customers on a non-exclusive national basis. DOT Foods is a master distributor servicing both regional and national distributors. Approximately 40% of the Company's sales are currently handled by DOT Foods.

     For the year ended 2000, three independent brokers, namely Herspring, Acosta (formerly Kelley-Clarke), and Progressive Marketing accounted for 18%, 12% and 12%, respectively, of the sales of the Company.

     For the year ended December 31, 1999, three independent brokers, namely, Herspring, Acosta (formerly Kelley-Clarke) and Progressive Marketing accounted for approximately 18%, 15% and 13%, respectively, of the sales of the Company.

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

ACQUISITION OF EMILIA ROMAGNA FOODS

     In May 1996, the Company acquired all of the issued and outstanding shares of Alborough, Inc. which conducted business under the trade name "Emilia Romagna Foods". Emilia Romagna Foods manufactured highly specialized upscale pasta products for the industrial and foodservice markets which utilizes state-of-the-art manufacturing equipment and techniques. The total cost of the acquisition was $738,779 including professional fees paid in relation to the acquisition. Additionally, the terms of the agreement included an "earn-out" formula which provided for payments to the former Alborough shareholders over a three year period based on certain performance criteria established. However, this criteria was not met and the Company is not obligated to make any additional purchase price payments. In December 1997, Alborough, Inc. was merged into the Company.

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

EMPLOYEES

     As of March 5, 2001, the Company employed 36 persons on a full-time basis and two on a part-time basis. The Company also presently uses two to four persons on a full-time basis, as needed, from a temporary employment service.

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

GOVERNMENT REGULATION

     The Company's current manufacturing operations are regulated by the United States Department of Agriculture ("USDA") as well as state and local authorities. The Company is subject to various regulations with respect to cleanliness, maintenance of food production equipment, food handling and storage, and is subject to on-site inspections. The Company, as a distributor of food items, is also subject to regulation by government agencies, including, specifically, the USDA. Under various statues and regulations, the regulatory agencies prescribe requirements and establish standards for quality, purity and labeling. The finding of a failure to comply with one or more regulatory requirements can result in a variety of sanctions, including stopping production, monetary fines and/or the compulsory withdrawal of products from the supermarket shelves. However, the Company believes that in the event any such violations were found to exist, the Company could seek compensation from the manufacturer of the cited product on products not manufactured by the Company since the manufacturer is responsible for processing, manufacturing, packaging and labeling such products. Neverthe-

less, there can be no assurance that the Company would be successful in recovering such compensation.

ITEM 2.  DESCRIPTION OF PROPERTY.

     The Company leases approximately 24,375 square feet of office, production and warehouse space located at 30588 San Antonio Street, Hayward, California, 94544. The base rent is $7,990 per month through July 31, 2002. The monthly rental will increase effective on August 1, 2002 based upon the increase in the Consumer Price Index on that date with a minimum of 3.5% cumulative annual increase and a maximum of a 7% cumulative annual increase. The lease expires on August 9, 2003 with an option to extend the term for two periods of five years each. In addition to the base rent the Company is required to pay all utilities, expenses, maintain insurance on the property and pay any increases in real estate taxes on the property.

ITEM 3.  LEGAL PROCEEDINGS.

     The Company is not a party to any material legal proceeding.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the Company's shareholders during the fourth quarter of the year ended December 31, 2000.

                                   PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

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

     QUARTER ENDED                               HIGH         LOW
     ------------------                         -------     -------

     March 31, 1999                             $3.25       $2.44
     June 30, 1999                              $3.03       $2.31
     September 30, 1999                         $5.31       $2.59
     December 31, 1999                          $4.62       $3.50

     March 31, 2000                             $5.81       $3.25
     June 30, 2000                              $5.88       $4.56
     September 30, 2000                         $6.31       $4.88
     December 31, 2000                          $5.75       $4.63

     APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK. The number of holders of record of the Company's no par value common stock at March 16, 2001, was 414.

     DIVIDENDS. Holders of common stock are entitled to receive such dividends as may be declared by the Company's Board of Directors.

     On May 17, 2000, the Board of Directors approved a special dividend of $.25 per share on outstanding shares of its common stock to shareholders of record on June 20, 2000. This dividend was paid on July 20, 2000.

     On September 20, 2000, the Board of Directors initiated a quarterly dividend program whereby the first quarterly dividend of $.05 per share on outstanding shares of the Company's common stock to shareholders of record on September 30, 2000. This dividend was paid on October 27, 2000.

     On December 13, 2000, the Board of Directors approved a second quarterly dividend of $.05 per share on outstanding shares of the Company's common stock to its shareholders of record on January 12, 2001. This dividend was paid on February 23, 2001.

     On March 7, 2001, the Board of Directors declared a quarterly cash dividend of $0.05 per share on outstanding shares of the Company's common stock to its shareholders of record on April 12, 2001. This cash dividend will be paid on May 4, 2001.

     PRIVATE SALES OF SECURITIES. During the quarter ended December 31, 2000, the Company did not sell any securities which were not registered under the Securities Act of 1933, as amended.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

RESULTS OF OPERATIONS

     YEAR ENDED DECEMBER 31, 2000 VS. YEAR ENDED DECEMBER 31, 1999

     Net sales for the year ended December 31, 2000 were $13,459,478 compared to $12,155,719 for the year ended December 31, 1999. The increase in sales was primarily due to an increase in the sales of the Company's pesto products. This increase in the pesto product line was the result of programs implemented by the Company offering incentives to brokers and distributors for achieving specified increases over prior year sales. Additionally, new uses for pesto sauces added foodservice accounts during the year. The pasta product line showed a strong increase during the year primarily due to a co-pack customer. The Company continues to focus its efforts on expanding its customer base for all of its products through promotional programs and an expanded sales force.

     Cost of goods sold as a percentage of net sales decreased from 62.1% for the year ended December 31, 1999 to 60.3% for the year ended December 31, 2000. The decrease in this percentage is due to a shift in the product mix between the product lines and between retail and foodservice market segments. The product mix shifted from the meatball product line to the more profitable pasta product line. Additionally, within the pesto product line, there was a shift in the mix from the retail items to the more profitable foodservice items. Furthermore, production and purchasing efficiencies contributed to a lower cost of goods sold percentage.

     Operating expenses as a percentage of net sales were 30.6% for the year ended December 31, 2000, as compared to 31.6% for the year ended December 31, 1999. The decrease in the percentage was primarily due to the increase in sales. The increase in the dollar amount of salary expenses can be attributed to an increase in the sales force and an increase in the incentive bonus expense in 2000.

     Net income from continuing operations was $763,341 for the year ended December 31, 2000, compared to $509,872 for the year ended December 31, 1999. The increase in net income was primarily due to increased sales and production efficiencies.

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

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2000, the Company had working capital of $4,279,722, a decrease of $1,265,335 from December 31, 1999. This decrease was the result of repurchases of the Company's common stock and dividend payments during the year. The decreases in working capital were partially offset by net income for the year ended December 31, 2000. Current assets included $3,775,849 in cash, U.S. treasury bills and accounts receivable. Management believes that this level of working capital is adequate to meet anticipated needs for liquidity.

     During the year ended December 31, 2000, cash provided by operating activities of the Company amounted to $2,116,652. This was primarily a result of the net income from operations, non-cash depreciation and amortization expense and decrease in net deferred tax asset. During the year ended December 31, 1999, cash provided by operating activities of the Company amounted to $1,459,263. This was primarily a result of the net income from operations, non-cash depreciation and amortization expense and decrease in inventory. For the year ended December 31, 1998, cash provided by operating activities of the Company amounted to $1,287,557. This was primarily the result of non-cash depreciation and amortization expense, decrease in accounts receivable and decrease in inventory. As of December 31, 2000, the Company has invested $2,490,699 in U.S. treasury bills which are included as cash and cash equivalents and investments in treasury bills.

     During 1999, the Company's Board of Directors approved a buy-back plan to purchase Company stock totaling $500,000. This amount was increased to $800,000 during 2000. During 1998, the Company's Board of Directors approved two stock buy-back plans to purchase Company stock totaling $1,250,000. As of December 31, 2000, the Company purchased stock amounting to $783,511 for the 1999 stock buy-back plan and $1,250,000 for the 1998 stock buy-back plan. Additionally, during May of 2000, the Company purchased 220,000 share at $6.00 per share in a private transaction from an affiliate of a former director.

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

     The Company utilized an outside firm to evaluate its information technology systems. This outside firm performed the initial evaluation and testing of the Company s internal network of LAN s, the payroll processing system and production related processing equipment. This firm provided a written report indicating that the Company's systems were year 2000 compliant.

ITEM 7.  FINANCIAL STATEMENTS.

     The financial statements are set forth on pages F-1 through F-20 hereto.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.


                                 PART III


ITEMS 9, 10, 11 AND 12. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT; EXECUTIVE COMPENSATION; SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT; AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by these Items is incorporated herein by reference to the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held May 17, 2001.

                                 PART IV

ITEM 13.  REPORTS ON FORM 8-K.

     (a)  Exhibits.

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

10.3       Manufacturing and Pack-      Incorporated by reference to
           ing Agreement with Pan       Exhibit 10.17 to the Registrant's
           Ready Foods, Inc.            Form S-1 Registration Statement
                                        (File No. 33-40098)

10.4       Employment Agreement dated   Incorporated by reference to
           January 1, 1996, with        Exhibit 10.18 to the Registrant's
           William J. Armanino          Form 10-K for the year ended
                                        December 31, 1995

10.5       Employment Agreement with    Incorporated by reference to
           Robert H. Anderson           Exhibit 10.15 to the Registrant's
                                        Form 10-K for the year ended
                                        December 31, 1996

10.6       Employment Agreement with    Incorporated by reference to
           Robert P. Kraemer            Exhibit 10.12 to the Registrant's
                                        Form 10-K for the year ended
                                        December 31, 1997

10.7       Consulting Agreement with    Incorporated by reference to
           Robert H. Anderson           Exhibit 10.13 to the Registrant's
                                        Form 10-K for the year ended
                                        December 31, 1997

10.8       Consulting Agreement with    Incorporated by reference to
           Robert P. Kraemer            Exhibit 10.13 to the Registrant's
                                        Form 10-K for the year ended
                                        December 31, 1998

10.9       Employment Agreement         Filed herewith electronically
           effective January 1,
           2000 with William J.
           Armanino, as amended

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

               ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY

                       CONSOLIDATED FINANCIAL STATEMENTS

                                   CONTENTS


                                                                    PAGE

           Independent Auditors' Report                             F - 1


           Consolidated Balance Sheets, December 31,
               2000 and 1999                                        F - 2

           Consolidated Statements of Operations,
               for the years ended December 31, 2000,
               1999 and 1998                                        F - 4


           Consolidated Statement of Stockholders'
               Equity for the years ended December 31,
               2000, 1999 and 1998                                  F - 6


           Consolidated Statements of Cash Flows,
               for the years ended December 31, 2000,
               1999 and 1998                                        F - 8


           Notes to Consolidated Financial Statements               F - 10

                        PRITCHETT, SILER & HARDY, P.C.
                        CERTIFIED PUBLIC ACCOUNTANTS
                        555 East 200 South, Suite 250
                         Salt Lake City, Utah  84102
                    (801) 328-2727    Fax (801) 328-1123



                         INDEPENDENT AUDITORS' REPORT




Board of Directors
ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY
Hayward, California


We have audited the accompanying consolidated balance sheets of Armanino Foods of Distinction, Inc. and Subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2000, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements audited by us present fairly, in all material respects, the financial position of Armanino Foods of Distinction, Inc. and Subsidiary as of December 31, 2000 and 1999 and the results of their operations and their cash flows for the years ended December 31, 2000, 1999 and 1998, in conformity with generally accepted accounting principles.









/s/ Pritchett, Siler & Hardy, P.C.

January 15, 2001, except for Note 13
as to which the Date is March 13, 2001
Salt Lake City, Utah

                ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                                         December 31,
                                                  ___________________________

                                                      2000           1999
                                                  ___________     ___________
CURRENT ASSETS:
  Cash and cash equivalents                       $ 2,400,392     $ 3,142,068
  Treasury bills, held to maturity                    197,882               -
  Accounts receivable, net                          1,177,575       1,655,290
  Inventory                                         1,311,617         900,956
  Prepaid expenses                                    185,252         223,285
  Current deferred tax asset                          150,000         425,000
                                                  ___________     ___________
     Total Current Assets                           5,422,718       6,346,599
                                                  ___________     ___________

PROPERTY AND EQUIPMENT, net                         4,181,102       4,473,871
                                                  ___________     ___________

OTHER ASSETS:
  Deposits                                             13,000          13,000
  Goodwill, net                                       417,438         459,438
                                                  ___________     ___________
     Total Other Assets                               430,438         472,438
                                                  ___________     ___________
                                                  $10,034,258     $11,292,908
                                                  ___________     ___________























The accompanying notes are an integral part of these financial statements.

               ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                     LIABILITIES AND STOCKHOLDERS' EQUITY


                                                         December 31,
                                                  ___________________________

                                                      2000           1999
                                                  ___________     ___________

CURRENT LIABILITIES:
  Accounts payable                                $   631,484     $   490,458
  Accrued expenses                                    379,611         263,461
  Dividends payable                                    79,681               -
  Current portion capital lease obligation             52,220          47,623
                                                  ___________     ___________
     Total Current Liabilities                      1,142,996         801,542

DEFERRED TAX LIABILITY                                398,000         398,000

CAPITAL LEASE OBLIGATION, less current portion         42,447          94,668
                                                  ___________     ___________
     Total Liabilities                              1,583,443       1,294,210
                                                  ___________     ___________

STOCKHOLDERS' EQUITY:
  Preferred stock; no par value, 10,000,000
   shares authorized, no shares issued and
   outstanding                                              -               -
  Common stock; no par value, 40,000,000
   shares authorized, 1,566,804 and 1,873,581
   shares issued and outstanding at
   December 31, 2000 and 1999, respectively         7,700,998       9,461,009
  Additional paid-in-capital                           22,311          22,311
  Retained earnings                                   727,506         515,378
                                                  ___________     ___________
     Total Stockholders' Equity                     8,450,815       9,998,698
                                                  ___________     ___________
                                                  $10,034,258     $11,292,908
                                                  ___________     ___________













The accompanying notes are an integral part of these financial statements.

              ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        For the Years Ended
                                                           December 31,
                                            ___________________________________________
                                                2000           1999           1998
                                            ___________     ___________     ___________

SALES, net of returns and discounts         $13,459,478     $12,155,719     $13,512,172

COST OF GOODS SOLD                            8,115,031       7,552,869       9,485,636
                                            ___________     ___________     ___________
GROSS PROFIT                                  5,344,447       4,602,850       4,026,536
                                            ___________     ___________     ___________
OPERATING EXPENSES:
 General and administrative                   1,284,064       1,322,945       1,417,252
 Salaries, wages and related payroll taxes    1,452,403       1,230,939       1,059,305
 Commissions                                    430,111         315,496         384,613
 Advertising, demonstrations, promotions
  and trade allowances                          956,129         977,879         755,521
                                            ___________     ___________     ___________
     Total Operating Expenses                 4,122,707       3,847,259       3,616,691
                                            ___________     ___________     ___________

INCOME FROM OPERATIONS                        1,221,740         755,591         409,845
                                            ___________     ___________     ___________
OTHER INCOME (EXPENSE)
 Interest expense                                     -          (2,296)        (11,630)
 Interest and other income                      159,642         142,177         158,596
 Loss on sale of fixed assets                         -          (5,064)           (542)
                                            ___________     ___________     ___________
     Total Other Income                         159,642         134,817         146,424
                                            ___________     ___________     ___________
INCOME FROM CONTINUING OPERATIONS
 BEFORE INCOME TAXES                          1,381,382         890,408         556,269

CURRENT TAX EXPENSE                             343,041         122,536          25,808

DEFERRED TAX EXPENSE                            275,000         258,000         192,540
                                            ___________     ___________     ___________
INCOME FROM CONTINUING OPERATIONS
 BEFORE EXTRAORDINARY ITEMS AND
 DISCONTINUED OPERATIONS                        763,341         509,872         337,921

EXTRAORDINARY ITEM:
 Loss on settlement of lawsuit (net of income
  taxes of $61,540 at December 31, 1998)              -               -        (119,460)
                                            ___________     ___________     ___________
NET INCOME                                  $   763,341     $   509,872     $   218,461
                                            ___________     ___________     ___________


                                       [Continued]

              ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (CONTINUED)

                                                        For the Years Ended
                                                           December 31,
                                            ___________________________________________
                                                2000           1999           1998
                                            ___________     ___________     ___________

EARNINGS PER COMMON AND EQUIVALENT SHARES:

 BASIC EARNINGS PER SHARE:
  Income from continuing operations         $       .46     $       .26     $       .15
  Extraordinary Item                                  -               -            (.05)
                                            ___________     ___________     ___________
 BASIC EARNINGS PER SHARE                   $       .46     $       .26     $       .10
                                            ___________     ___________     ___________

 WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                          1,657,679       1,942,676       2,185,423
                                            ___________     ___________     ___________

 DILUTED EARNINGS PER SHARE:
  Income from continuing operations         $       .45     $       .26     $       .15
  Extraordinary Item                                  -               -            (.05)
                                            ___________     ___________     ___________
 DILUTED EARNINGS PER SHARE                 $       .45     $       .26     $       .10
                                            ___________     ___________     ___________
 WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING - ASSUMING DILUTION             1,712,868       1,950,834       2,191,883
                                            ___________     ___________     ___________




















The accompanying notes are an integral part of these financial statements.

               ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                               Common Stock           Additional       Retained
                                       ____________________________    Paid-in         Earnings
                                           Shares         Amount        Capital        (Deficit)
                                       ____________     ___________   ___________     ____________

BALANCE, December 31, 1997                2,249,279     $11,136,042   $    22,311     $   (212,955)

Shares of restricted common stock
 issued for services rendered at
 $4.30 per share, October, 1998                 600           2,578             -                -

Shares of common stock repurchased
 and canceled in connection with
 the 1 for 300 reverse stock split
 and 300 for 1 forward stock split
 at $4.75 per share July, 1998              (26,851)       (127,669)            -                -

Shares of common stock repurchased
 and canceled at $3.00 - $5.00 per
 share, September to December, 1998        (240,855)     (1,137,280)            -                -

Net income for the year ended
 December 31, 1998                                -               -             -          218,461

Fractional share adjustment in
 connection with 1 for 5 reverse
 stock split                                    208               -             -                -
                                       ____________     ___________   ___________     ____________
BALANCE, December 31, 1998                1,982,381       9,873,671        22,311            5,506

Shares of common stock repurchased
 and canceled at $2.95 to 4.25 per
 share, January to December 31, 1999       (108,800)       (412,662)            -                -

Net income for the year ended
 December 31, 1999                                -               -             -          509,872
                                       ____________     ___________   ___________     ____________
BALANCE, December 31, 1999                1,873,581       9,461,009        22,311          515,378

Shares of restricted common stock
 issued for services rendered at
 $4.20 - $4.24 per  share, March and
 October, 2000                                5,000          21,210             -                -

Shares of common stock issued for
 options exercised at $3.094 per share,
 May, 2000                                    7,223          22,348             -                -




                                             [Continued]

               ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                   (CONTINUED)


                                               Common Stock           Additional       Retained
                                       ____________________________    Paid-in         Earnings
                                           Shares         Amount        Capital        (Deficit)
                                       ____________     ___________   ___________     ____________

Shares of common stock repurchased
 and canceled at $3.68 - $6.00 per
 share, January to May, 2000               (319,000)     (1,803,569)            -                -

Dividends paid on common shares                   -               -             -         (551,213)

Net income for the year ended
 December 31, 2000                                -               -             -          763,341
                                       ____________     ___________   ___________     ____________
BALANCE, December 31, 2000                1,566,804     $ 7,700,998   $    22,311     $    727,506
                                       ============     ===========   ===========     ============




























The accompanying notes are an integral part of this financial statement.

               ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 Increase (Decrease) in Cash and Cash Equivalents

                                                        For the Years Ended
                                                           December 31,
                                            ___________________________________________
                                                2000           1999           1998
                                            ___________     ___________     ___________
Cash Flows from Operating Activities:
  Net income                                $   763,341     $   509,872     $   218,461

  Adjustments to reconcile net income
   to net cash used by operations:
    Depreciation and amortization               694,840         676,048         666,260
    Non-cash expenses                            21,210           5,064           3,120
    Change in deferred tax asset / liability    275,000         258,000         131,000
    Changes in assets and liabilities:
     (Increase) decrease in accounts
       receivable                               477,714        (383,550)        448,943
     (Increase) decrease in inventory          (410,662)        282,414         391,488
     (Increase) decrease in prepaid
       expenses                                  38,033         (17,762)         40,150
     Increase (decrease) in accounts
       payable and accrued expenses             257,176         129,177        (611,865)
                                            ___________     ___________     ___________
          Total Adjustments                   1,353,311         949,391       1,069,096
                                            ___________     ___________     ___________
          Net Cash Provided by Operating
           Activities                         2,116,652       1,459,263       1,287,557
                                            ___________     ___________     ___________

Cash Flows from Investing Activities:
 Purchases of property and equipment           (360,071)       (246,804)       (421,924)
 Proceeds from sale of property and
   equipment                                          -           1,500               -
 (Purchase) redemption of US treasury
   bills, net                                  (197,881)      1,768,716       1,206,687
                                            ___________     ___________     ___________
          Net Cash Provided (Used)
           by Investing Activities             (557,952)      1,523,412         784,763
                                            ___________     ___________     ___________
Cash Flows from Financing Activities:
 Payments on line of credit                           -               -        (287,439)
 Payments on capital lease obligations          (47,623)        (61,092)        (67,798)
 Proceeds from common stock Issuances            22,348               -               -
 Dividends paid                                (471,532)              -               -
 Purchase of treasury stock                  (1,803,569)       (412,662)     (1,264,949)
                                            ___________     ___________     ___________
          Net Cash Provided (Used)
           by Financing Activities           (2,300,376)       (473,754)     (1,620,186)
                                            ___________     ___________     ___________
Net Increase (Decrease) in Cash and Cash
 Equivalents                                   (741,676)      2,508,921         452,134

Cash and Cash Equivalents at Beginning
 of Period                                    3,142,068         633,147         181,013
                                            ___________     ___________     ___________
Cash and Cash Equivalents at End of Period  $ 2,400,392     $ 3,142,068     $   663,147
                                            ___________     ___________     ___________

                                        [Continued]

                    ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY

                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                     Increase (Decrease) in Cash and Cash Equivalents

                                                        For the Years Ended
                                                           December 31,
                                            ___________________________________________
                                                2000           1999           1998
                                            ___________     ___________     ___________
Supplemental Disclosures of Cash Flow
 Information:
  Cash paid during the period for:
    Interest                                $         -     $     2,296     $    11,630
    Income taxes                            $   239,657     $    18,000     $         -

Supplemental Disclosures of Non-Cash
 Investing and Financing Activities:
   For the year ended December 31, 2000:
      The Company issued a total of 5,000 shares of restricted common stock in exchange for services rendered of $21,210.

   For the year ended December 31, 1999:
      The Company issued a total of 600 shares of stock in exchange for services rendered valued at $2,578.

   For the year ended December 31, 1998:
      The Company entered into a capital lease for equipment valued at $234,675.
      The Company issued a total of 1,000 shares of restricted common stock in exchange for services rendered of $4,106.
      The Company applied deposits of $459,694 against equipment purchases.























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

Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents [See Note 3]. The Company had $6,575 and $0 in excess of federally insured amounts in its bank accounts at December 31, 2000 and 1999, respectively.

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

Accounts Receivable - Accounts receivable consist of trade receivables arising in the normal course of business. At December 31, 2000 and 1999 the Company has established an allowance for doubtful accounts of $30,000 and $5,000, respectively. Amounts written off for the years presented are insignificant for disclosure.

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

Goodwill - Goodwill represents the excess of the cost of purchasing Alborough, Inc. over the fair market value of the assets at the date of acquisition, and is being amortized on the straight-line method over 15 years. Amortization expense of $42,000 was charged to operations for 2000, 1999 and 1998, respectively.

             ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

Advertising Cost - Cost incurred in connection with advertising and promotion of the Company's products are expensed as incurred. Such costs amounted to $18,920, $18,457, and $2,467 for 2000, 1999 and 1998, respectively.

Research and Development Cost - The Company expenses the cost of developing new products as incurred as research and product development costs. Included in general and administrative expense at December 31, 2000, 1999 and 1998 are $36,506, $48,815 and $70,734, respectively, of research and development costs associated with the development of new products.

Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." This statement requires an asset and liability approach for accounting for income taxes.

Earnings Per Share   The Company calculates earnings per share in accordance
with the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share." The computation of basic earnings per share is based on the weighted average number of shares outstanding during the periods presented. The computation of diluted earnings per share is based on the weighted average number of outstanding common shares during the year plus, when their effect is dilutive, additional shares assuming the exercise of certain vested and non-vested stock options and warrants, reduced by the number of shares which could be purchased from the proceeds.

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


Recently Enacted Accounting Standards   Statement of Financial Accounting
Standards (SFAS) No. 136, "Transfers of Assets to a not for profit organization or charitable trust that raises or holds contributions for others", SFAS No. 137, "Accounting for Derivative Instruments and Hedging
Activities   deferral of the effective date of FASB Statement No. 133 (an amendment of FASB Statement No. 133.),", SFAS No. 138 "Accounting for Certain
Derivative Instruments and Certain Hedging Activities   and Amendment of SFAS
No. 133", SFAS No. 139, "Recission of SFAS No. 53 and Amendment to SFAS No 63, 89 and 21", and SFAS No. 140, "Accounting to Transfer and Servicing of Financial Assets and Extinguishment of Liabilities", were recently issued SFAS No. 136, 137, 138, 139 and 140 have no current applicability to the Company or their effect on the financial statements would not have been significant.

             ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - RELATED PARTY TRANSACTIONS

Fees paid to related parties - Amounts paid to related parties are as follows:

                                    For the Years Ended December 31,
                                ________________________________________
                                   2000           1999          1998
                                ____________   ____________  ___________

Accounting fees paid to a
 company controlled by a
 shareholder and a director     $     10,816   $     17,342  $    32,495

Repurchase of common stock - During May 2000, The Company repurchaed 220,000 shares of the Company common stock for $1,320,000 from an affiliate of a former director of the Company.

Stock issuances - During March 2000, the Company issued 3,000 shares of common stock to an employee for service rendered valued at $12,585.

NOTE 3 - TREASURY BILL / CASH EQUIVALENTS

At December 31, 2000, Treasury bills and cash equivalents consisted of US treasury bills, which are carried at their amortized costs, as follows and presented as cash equivalents in the accompanying financial statements:

                                  Amortized      Market         Maturity
Date Acquired    Maturity Date      Cost          Value          Value
_____________    _____________    __________    __________     __________

   9/8/00           3/8/01        $  197,882    $  197,882     $  200,000
  12/7/00          1/11/01           499,188       499,188        500,000
 12/20/00          1/25/01         1,594,516     1,594,516      1,600,000
 12/28/00           2/1/01           199,113       199,113        200,000
                                  ----------    ----------     ----------
                                   2,490,699     2,490,699      2,500,000
 Cash Equivalents                  2,292,817     2,292,817      2,300,000
                                  ----------    ----------     ----------
                                  $  197,882    $  197,882     $  200,000
                                  ----------    ----------     ----------

NOTE 4 - INVENTORY

Inventory consists of the following at December 31, 2000 and 1999:

                                               2000           1999
                                           ___________    ____________

     Raw materials and supplies            $   357,784    $    419,909
     Finished goods                            953,833         481,047
                                           ___________    ____________
                                           $ 1,311,617    $    900,956
                                           -----------    ------------

             ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment (including capitalized leases) consists of the following at December 31, 2000 and 1999:

                                               2000           1999
                                           ___________    ____________
     Office equipment                      $   363,495    $    310,025
     Machinery and equipment                 5,191,811       4,886,780
     Leasehold improvements                  1,891,656       1,890,087
                                           -----------    ------------
                                             7,446,962       7,086,892
     Less: Accumulated depreciation
      and amortization                      (3,265,860)     (2,613,021)
                                           -----------    ------------
                                           $ 4,181,102    $  4,473,871
                                           -----------    ------------

Depreciation expense amounted to $652,840, $634,048 and $624,260 for the years ended December 31, 2000, 1999 and 1998, respectively.

NOTE 6 - LEASES

Capital Leases - The Company is the lessee of equipment under a capital lease expiring in 2002. The assets and liabilities under the capital lease were recorded at the lower of the present value of the minimum lease payments or the fair value of the assets at the time of purchase. The asset is amortized over its related lease term. Amortization expense of $50,000 and $50,000 for the assets under the capital lease and have been included in depreciation expense for 2000 and 1999.

Equipment at December 31, 2000 and 1999 under capital lease obligations is as follows:

                                               2000           1999
                                           ___________    ____________
     Equipment                             $   234,675    $    234,675
     Less: Accumulated amortization           (161,734)       (111,734)
                                           ___________    ____________
                                           $    72,941    $    122,941
                                           ___________    ____________

Total future minimum lease payments, executory costs and current portion of capital lease obligations are as follows:

     Year ending December 31,                           Lease Payments
     ________________________                           ______________
            2001                                          $    58,800
            2002                                               44,100
                                                          ___________
     Total future minimum lease payments                  $   102,900
     Less:  interest and executory costs                       (8,233)
                                                          ___________
     Present value of the future minimum lease payments        94,667
     Less: Lease current portion                              (52,220)
                                                          ___________

     Capital lease obligations - long term                $    42,447
                                                          ___________

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

The future minimum lease payments for non-cancelable operating leases having remaining terms in excess of one year as of December 31, 2000 are as follows:

     Year ending December 31                     Lease Payments
     -----------------------                     --------------
             2001                                     95,882
             2002                                     97,280
             2003                                     57,888
             Thereafter                                    -
                                                    ________
     Total Minimum Lease Payments                   $251,050
                                                    --------

Lease expense charged to operations was $99,329 , $97,977 and $89,046 for the years ended December 31, 2000, 1999 and 1998.

NOTE 7 - AGREEMENTS AND COMMITMENTS

Manufacturing - Certain of the Company's products are manufactured and packaged on a "co-pack" or "toll-pack" basis by third parties at agreed upon prices. The agreements with the co-packers have terms of one year and allow for periodic price adjustments. These agreements generally allow for either party to give a two months cancellation notice.

401(K) Profit Sharing Plan - The Company has a 401(K) profit sharing plan and trust that covers all employees. Any employees who are employed by the Company during a six consecutive month period and have reached age 21 are eligible to participate in the plan. The plan became effective January 1, 1993 and has a plan year of January 1 through December 31. During 2000, 1999 and 1998 contributions to the plan charged to operations were $21,594 , $7,380 and $10,678, respectively.

Employment Agreement - The Company maintains an employment agreement with it's president. The agreement cantains a change in control provision that would entitle the president to receive one years salary and incentive compensation if there is a change in control and termination of his employment. The employment agreement also provides for severence benefits, disability and death benefits.

             ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes [SFAS No. 109]. SFAS No. 109 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards. At December 31, 2000 and 1999, the total of all deferred tax assets was $150,000 and $425,000 and the total of the deferred tax liabilities was $398,000 and $398,000. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company's future earnings, and other future events, the effects of which cannot be determined.

The components of income tax expense from continuing operations for the years ended December 31, 2000, 1999 and 1998 consist of the following:

                                         2000         1999          1998
                                      _________     _________     ________

     Current income tax expense:
      Federal                         $ 317,914     $ 122,536     $   4,561
      State                              25,127             -        21,247
                                      _________     _________     _________
          Current tax expense           343,041       122,536        25,808
                                      _________     _________     _________

     Deferred tax expense (benefit)
     arising from:
      Excess of tax over financial
       accounting depreciation        $     585     $  77,000     $ 118,000
      Carryforward of excess
       contributions                     21,266       (21,266)            -
      Reservce for accrued vacation     (24,011)            -             -
      Use of federal NOL carryforwards        -       236,691       103,679
      Use of state NOL carryforwards          -             -         1,941
      Federal alternative minimum tax
       credit                           179,303       (89,918)       (4,561)
      State alternative minimum tax
       credit                                 -             -       (21,247)
      Inventory 263A adjustment          (3,095)        2,946         2,297
      State investment tax credits      100,952        52,547        (7,569)
                                      _________     _________     _________
          Net deferred tax expense    $ 275,000     $ 258,000     $ 192,540
                                      _________     _________     _________

Deferred income tax expense results primarily from the reversal of temporary timing differences between tax and financial statement income.

             ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - INCOME TAXES [Continued]

A reconciliation of income tax expense at the federal statutory rate to income tax expense at the company's effective rate is as follows:

                                         2000         1999          1998
                                      _________     _________     _________
  Computed tax at the expected
   statutory rate                     $ 469,670     $ 302,739     $ 189,607
  State and local income taxes,
   net of federal benefit                80,595        54,752        34,230
  Non-deductible expenses                16,201        10,098        12,509
  Goodwill amortization                  16,730        16,855        16,855
  State tax credits                      37,291        10,337        (7,569)
  Other Items                            (2,446)      (14,245)      (27,284)
                                      _________     _________     _________
     Income tax expense               $ 618,041     $ 380,536     $ 218,348
                                      _________     _________     _________

The temporary differences, tax cedits and carryforwards gave rise to the following deferred tax asset (liability) at December 31, 2000 and 1999:

                                                   2000           1999
                                               ____________   ____________
     Excess of tax over book accounting
      depreciation                             $   (398,000)  $   (398,000)
                                               ____________   ____________
          Total deferred tax liabilities       $   (398,000)  $   (398,000)
                                               ____________   ____________
     Inventory 263A adjustment                       13,326         10,367
     State alternative minimum tax credits          103,585        103,584
     Federal alternative minimum tax credits          9,078        188,381
     State Investment Tax Credits                         -        100,952
     Reserve for accrued vacation                    24,011              -
     Federal contribution carryforwards                   -         21,716
                                               ____________   ____________
          Total Current tax assets             $    150,000   $    425,000
                                               ____________   ____________

The alternative minimum tax credits have no date of expiration and are available to offset the Company's future income tax liability.

Management estimates that the Company will generate adequate net profits to use alternative minimum tax credits, consequently, a valuation allowance has not been recorded.

             ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - EARNINGS PER SHARE

The following data shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of potential dilutive common stock for the years ended December 31, 2000, 1999 and 1998:

                                         2000         1999          1998
                                      _________     _________     _________

  Income from continuing operations
   available to common stockholders   $ 763,341     $ 509,872     $ 337,921
                                      _________     _________     _________
  Extraordinary Item                  $       -     $       -     $(119,460)
                                      _________     _________     _________
  Weighted average number of common
   shares outstanding used in
   basic earnings per share           1,657,679     1,942,676     2,185,423

  Effect of dilutive securities:
   Stock options                         55,189         8,158         6,460
                                      _________     _________     _________
  Weighted number of common shares
   and potential dilutive common
   shares outstanding used in
   dilutive earnings per share        1,712,868     1,950,834     2,191,883
                                      _________     _________     _________

The Company had at December 31, 2000, 1999 and 1998 options to purchase 106,260, 352,740 and 357,190 shares of common stock , respectively, at prices ranging from $4.29 to $5.70 per share, that were not included in the computation of diluted earnings per share because their effect was anti-dilutive (the options exercise price was greater than the average market price of the common shares).

NOTE 10 - STOCKHOLDERS' EQUITY

Common Stock - During 2000, 1999 and 1998 the Company purchased 99,000, 108,800 and 267,706 shares of common stock for $483,569, $ 412,663 and
$1,264,949, respectively, on the open market. Also, during May 2000, the Company repurchased from an affiliate of a former director of the Company 220,000 shares of common stock for $1,320,000.

Stock Splits   During May 1998, the Company's shareholders approved a 1 for
300 reverse stock split followed by the 300 for 1 forward stock split of all its previously issued outstanding common shares with 26,851 shares being repurchased for approximately $127,669. During January 1999, the Company approved a 1 for 5 reverse stock split of all its previously issued outstanding common stock. The split was effective January 29, 1999, with 208 fractional shares being issued. The effect of these common stock splits have been reflected in these financials statements.

             ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - STOCKHOLDERS' EQUITY [Continued]

Common Stock Issuances - During 2000 and 1998, the company issued 5,000 and 600 shares of restricted common stock valued at $21,210 and $2,578, respectively, in exchange for services rendered. The restricted stock issued during the years ended December 31, 2000 and 1998 for non-cash consideration were valued at the mean between the closing bid less 25%-35% attributable to the transferability restrictions of the stock. During May 2000, the Company issued 7,223 shares of stock, at $3.094 per share, upon exercise of stock options under the 1993 stock option plan.

Preferred Stock - The Company is authorized to issue 10,000,000 shares of no par value preferred stock with such rights and preferences and in such series as determined by the Board of Directors at the time of issuance. No shares are issued or outstanding as of December 31, 2000, 1999 and 1998.

Stock Warrants   During July 1999, the Company issued a warrant in connection with a manufacturing arrangement. The warrant issued entitles the holder to purchase up to 100,000 shares of the Company's common stock at $3.00 for a period of one year. On July 6, 2000 the warrant expired.

Stock Options - During the periods presented in the accompanying financial statements the Company has granted options under the 1993 Stock Options Plan (the Plan) and executive and other employment agreements. The Corporation has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans or other agreements. Had compensation cost for the Company's stock option plan and agreements been determined based on the fair value at the grant date for awards in 2000, 1999 and 1998 consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                                         2000         1999          1998
                                      _________     _________     _________

Net Income           As reported      $ 763,341     $ 509,872     $ 218,461
                     Proforma         $ 759,414     $ 509,229     $ 196,126

Basic earnings per   As reported      $     .46     $     .26     $     .10
 share               Proforma         $     .46     $     .26     $     .09

Diluted earnings     As reported      $     .45     $     .26     $     .10
 per share           Proforma         $     .44     $     .26     $     .09

The fair value of each option granted is estimated on the date granted using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the period ended December 31, 2000, 1999 and 1998 risk-free interest rates of 6.3, 4.9% and 5.5% expected dividend yields of zero, expected life of 7, 10 and 7.5 years, and expected volatility 58%, 56% and 46%.

             ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - STOCKHOLDERS' EQUITY [Continued]

1993 Stock Option Plan - During 1993 and later amended in 1995 and 1996, the Board of Directors adopted a Stock Option Plan (the Plan). Under the terms and conditions of the Plan, the board is empowered to grant stock options to employees, officers, directors and consultants of the Company. Additionally, the Board will determine at the time of granting the vesting provisions and whether the options will qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code (Section 422 provides certain tax advantages to the employee recipients). The Plan was approved by the shareholders of the Company at its 1993 annual shareholder meeting. The total number of shares of common stock available under the Plan may not exceed 650,000. At December 31, 2000, 1999 and 1998, total options available to be granted under the Plan amounted to 121,377, 255,760 and 269,510, respectively.

A summary of the status of the options granted under the Company's stock option plan and other agreements at December 31, 2000, 1999 and 1998, and changes during the years then ended is presented below:

                               December 31, 2000          December 31, 1999         December 31, 1998
                         __________________________  _________________________  __________________________
                               Weighted Average            Weighted Average           Weighted Average
                          Shares     Exercise Price  Shares     Exercise Price   Shares     Exercise Price
                         ________    ______________  ________   ______________  ________    ______________
Outstanding at
 beginning of period      372,540        $4.84        358,790        $4.94       366,299        $6.40
Granted                   149,260         5.28         20,000        $3.09       316,070        $5.07
Exercised                  (7,223)        3.09              -            -             -            -
Forfeited                 (14,877)        3.37         (6,250)       $4.97      (263,579)       $7.21
Expired                         -            -              -            -       (60,000)       $6.43
                         ________    ______________  ________   ______________  ________    ______________
Outstanding at end
 of Period                499,700         5.04        372,540        $4.84       358,790        $4.94
                         ________    ______________  ________   ______________  ________    ______________
Weighted average fair
 value of options
 granted during the
 year                     149,260        $ .12         20,000        $ .12       291,070        $ .12
                         ________    ______________  ________   ______________  ________    ______________


A summary of the status of the options outstanding under the Company's stock option plans and employment agreements at December 31, 2000 is presented below:

                                     Options Outstanding                   Options Exercisable
                      _____________________________________________   _____________________________
   Range of                Weighted-Average        Weighted Average                Weighted-Average
   Exercise            Number       Remaining          Exercise          Number        Exercise
   Prices           Outstanding  Contractual Life       Price         Exercisable        Price
______________      ___________  ________________  ________________   ___________  ________________
 $5.08 - $5.72        149,260       6.5 years           $5.28            35,278          $5.14
 $4.30 - $5.70         25,240       8.1 years           $5.06            23,972          $5.06
 $4.63                112,300       5.0 years           $4.63           112,300          $4.63
 $5.08 - $5.48         31,000       3.4 years           $5.15            31,000          $5.15
 $5.08                181,900       5.0 years           $5.08           181,900          $5.08
______________      ___________  ________________  ________________   ___________  ________________
                      499,700                                           384,450


             ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - SIGNIFICANT CUSTOMERS

The Company sells its products through a network of independent food brokers who are paid commissions ranging from 3% to 5% of sales depending on products sold and selling price. A significant percentage of the Company's total sales is sold through 3 or fewer brokers. The following table lists the total sales from continuing operations through brokers that accounted for 10% or more of total sales:

                                             December 31,
                               ________________________________________
                                  2000           1999           1998
                               __________     __________     __________

     Broker A                  $1,601,642     $1,904,384     $1,940,339
     Broker B                   1,607,312      1,710,345      2,424,687
     Broker C                   2,489,873      2,199,994      2,169,182

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

NOTE 13 - SUBSEQUENT EVENT

On March 13, 2001, the Company's board of directors declared a cash dividend of $0.05 per share payable to shareholders of record April 12, 2001.

                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the under-

signed, thereunto duly authorized.

                                    ARMANINO FOODS OF DISTINCTION, INC.


Dated: March 28, 2001               By:/s/ William J. Armanino
                                       William J. Armanino, President

     In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     Signature                         Capacity                    Date


/s/ William J. Armanino         President, Chief Executive    March 28, 2001
William J. Armanino             Officer and Chairman of
                                the Board


/s/ Edmond J. Pera              Treasurer, Chief Financial    March 28,2001
Edmond J. Pera                  Officer, Secretary and
                                Director




/s/ John J. Micek, III          Director                      March 28, 2001
John J. Micek, III



/s/ Davis Scatena               Director                      March 28, 2001
David Scatena



/s/ Tino Barzie                 Director                      March 28, 2001
Tino Barzie



/s/ Joseph Barletta             Director                      March 28, 2001
Joseph F. Barletta