Form 10QSB
period 2001-03-31
ARMANINO FOODS OF DISTINCTION INC /CO/
filed 2001-05-04
CIK 814339

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                        For Quarter Ended March 31, 2001

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

There were 1,566,804 shares of the Issuer's Common Stock outstanding as of March 31, 2001.

Transitional Small Business disclosure Format.    Yes [ ]  No [X]

                         PART I - FINANCIAL INFORMATION

                       ARMANINO FOODS OF DISTINCTION, INC.
                      Condensed Consolidated Balance Sheets
                                 (Unaudited)

                                    ASSETS

                                        March 31, 2001    December 31, 2000
                                        --------------    -----------------
Current Assets:
  Cash and cash equivalents               $2,389,583        $ 2,400,392
  Treasury bills held to maturity               -               197,882
  Accounts receivable                      1,351,195          1,177,575
  Inventory                                1,291,745          1,311,617
  Prepaid expenses                           190,303            185,252
  Current deferred tax asset                 139,526            150,000
                                          ----------        -----------
     Total Current Assets                  5,362,352          5,422,718

Property and Equipment, Net                4,044,086          4,181,102

Other Assets:
  Deposits                                    13,000             13,000
  Goodwill, net                              406,938            417,438
                                          ----------        -----------
     Total Other Assets                      419,938            430,438
                                          ----------        -----------
     Total Assets                         $9,826,376        $10,034,258
                                          ==========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable & accrued expenses     $  764,897        $ 1,011,095
  Income Taxes Payable                        51,600               -
  Dividends payable                           78,340             79,681
  Current portion of capital leases           53,437             52,220
                                          ----------        -----------
     Total Current Liabilities               948,274          1,142,996

Deferred tax liability                       398,000            398,000
Capital lease obligations                     28,623             42,447
                                          ----------        -----------
     Total Liabilities                     1,374,897          1,583,443


Stockholders' Equity:
  Common stock                             7,700,998          7,700,998
  Additional paid in capital                  22,311             22,311
  Retained earnings                          728,170            727,506
                                          ----------        -----------
     Total Stockholders' Equity            8,451,479          8,450,815
                                          ----------        -----------
     Total Liabilities & Stockholders'
      Equity                              $9,826,376        $10,034,258
                                          ==========        ===========

The accompanying notes are an integral part of these condensed financial statements. The balances for December 31, 2000 were taken from the audited financial statements at that date and condensed.

                        PART I - FINANCIAL INFORMATION

                       ARMANINO FOODS OF DISTINCTION, INC.
                Condensed Consolidated Statements of Operations
                 For the Quarter Ended March 31, 2001 and 2000
                                 (Unaudited)

                                        March 31, 2001     March 31, 2000
                                        --------------     --------------

Net Sales                                 $3,134,377         $3,089,179
Cost of Goods Sold                         1,942,514          1,951,985
                                          ----------         ----------
     Gross Profit                          1,191,863          1,137,194

Operating Expenses:
  General and administrative                 374,957            390,035
  Salaries and wages                         369,391            294,382
  Commissions                                103,946             99,183
  Advertising, demonstrations, promotions,
   and slotting allowances                   241,445            224,417
                                          ----------         ----------
     Total Operating Expenses              1,089,739          1,008,017

Income From Operations                       102,124            129,177

Other Income                                  38,954             48,170
                                          ----------         ----------

Income From Continuing Operations Before
  Income Taxes                               141,078            177,347

Current Tax Expense                           51,600             53,100
Deferred Tax Expense                          10,474             17,839
                                          ----------         ----------
Net Income                                $   79,004         $  106,408
                                          ==========         ==========

Basic Earnings Per Share                  $      .05         $      .06
                                          ==========         ==========

Weighted Average Common Shares
 Outstanding                               1,566,804          1,828,905
                                          ==========         ==========

Diluted Earnings Per Share                $      .05         $     . 06
                                          ==========         ==========

Weighted Average Common Shares
 Outstanding Assuming Dilution             1,566,804          1,884,832
                                          ==========         ==========

The accompanying notes are an integral part of these condensed financial statements.

                        PART I - FINANCIAL INFORMATION

                      ARMANINO FOODS OF DISTINCTION, INC.
                Condensed Consolidated Statements of Cash Flows
              For the Three Months Ended March 31, 2001 and 2000
                                (Unaudited)

                                        March 31, 2001      March 31, 2000
                                        --------------      --------------

Cash Flows From Operating Activities:
  Net income                              $   79,004         $  106,408
  Adjustment to reconcile net income
   to net cash provided by operations:
    Depreciation and amortization            180,500            170,977
    Provision for deferred taxes              10,474             70,939
    Changes in assets and liabilities:
     (Increase)/Decrease in accounts
      receivable                            (173,620)           329,850
     (Increase)/Decrease in inventories       19,872            (57,635)
     Decrease in prepaid expenses             (5,051)            25,171
     Decrease in accounts payable and
      accrued expenses                      (246,198)           (50,563)
  Increase in income taxes payable            51,600               -
                                          ----------         ----------
     Total Adjustments                      (162,423)           488,739
                                          ----------         ----------

     Net Cash Provided By (Used For)
      Operating Activities                   (83,419)           595,147

Cash Flows From Investing Activities:
  Capital expenditures                       (32,984)          (240,094)
  Purchase/Reduction of U.S. Treasury
   Bills, net                                197,882               -
                                          ----------         ----------
     Net Cash Provided By (Used For)
      Investing Activities                   164,898           (240,094)
                                          ----------         ----------

Cash Flows From Financing Activities:
  Dividends paid                             (79,681)              -
  Purchased and cancelled common stock          -              (374,360)
  Payments on capital lease obligations      (12,607)           (11,498)
                                          ----------         ----------
     Net Cash (Used For) Financing
      Activities                             (92,288)          (385,858)

Net (Decrease) In Cash and Cash
 Equivalents                                 (10,809)           (30,805)

Cash and Cash Equivalents Beginning of
 Period                                    2,400,392          3,142,068
                                          ----------         ----------
Cash and Cash Equivalents End of Period   $2,389,583         $3,111,263
                                          ==========         ==========

The accompanying notes are an integral part of these condensed financial statements.

                         PART I - FINANCIAL INFORMATION

                       ARMANINO FOODS OF DISTINCTION, INC.
            Notes to Condensed Consolidated Financial Statements
                                March 31, 2001
                                  (Unaudited)

Note 1 - Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. It is suggested that these condensed consolidated financial statements be read in conjunction with the December 31, 2000 audited financial statements and notes thereto for Armanino Foods of Distinction, Inc. The results of operations for the periods ended March 31, 2001 and 2000 are not necessarily indicative of the operating results for the full year.

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

     The weighted average common shares and common equivalent shares outstanding for purposes of calculating earnings per share was as follows:

                                         March 31, 2001     March 31, 2000
                                         --------------     --------------
Weighted average common shares
outstanding used in basic earnings
per share for the three months ending       1,566,804          1,828,905

Effect of dilutive stock options                 -                55,927
                                            ---------          ---------
Weighted average common shares and
potential dilutive common equivalent
shares outstanding used in dilutive
earnings per share                          1,566,804          1,884,832
                                            =========          =========

                        PART I - FINANCIAL INFORMATION

                      ARMANINO FOODS OF DISTINCTION, INC.
             Notes to CondenseSd Consolidated Financial Statements
                                 March 31, 2001
                                  (Unaudited)

Note 1 - Continued

     For the three months ended March 31, 2001 the Company had 492,800 stock options that could potentially dilute earnings per share in the future that were not included in the diluted computation because to do so would have been antidilutive for the periods presented.

Note 2 - Inventory

     Inventory is carried at the lower of cost or market with cost being determined on the first-in, first-out method and consisted of the following at March 31, 2001 and December 31, 2000:

                                        March 31, 2001    December 31, 2000
                                        --------------    -----------------

     Raw materials & supplies                 424,405           357,784
     Finished goods                           867,340           953,833
                                           ----------        ----------
                                           $1,291,745        $1,311,617
                                           ==========        ==========
Note 3 - Related Party Transactions

     The Company incurred $5,145 and $8,631 respectively, for the three months ended March 31, 2001 and 2000, in accounting and consulting fees to Polly, Scatena, Gekakis & Co., an accounting firm, the managing partner of which is also a stockholder and director of the Company. Services provided by the accounting firm are an extension of the internal accounting functions of the Company, as well as management, business and systems consulting.

Note 4 - Property and Equipment

     Property and equipment consists of the following:

                                        March 31, 2001    December 31, 2000
                                        --------------    -----------------

     Furniture & Office Equipment        $   366,966         $  363,495
     Plant Machinery & Equipment           5,196,504          5,191,811
     Leasehold Improvements                1,916,476          1,891,656
                                          ----------         ----------
                                           7,479,946          7,446,962
     Accumulated Depreciation             (3,435,860)        (3,265,860)
                                          ----------         ----------
                                          $4,044,086         $4,181,102
                                          ==========         ==========

                       PART I - FINANCIAL INFORMATION

                     ARMANINO FOODS OF DISTINCTION, INC.
            Notes to Condensed Consolidated Financial Statements
                                March 31,  2001
                                  (Unaudited)

Note 5 - Income Taxes

     The Company accounts for income taxes in accordance with FASB Statement 109, "Accounting for Income Taxes."

     As of March 31, 2001 and December 31, 2000 the net deferred tax assets and liabilities consisted of the following:

                                       March 31, 2001   December 31, 2000
                                       --------------   -----------------

     Current deferred tax asset          $ 139,526          $ 150,000
     Deferred Tax Liability               (398,000)          (398,000)

Note 6 - Stockholders' Equity

     Stock Options:

     As of March 31, 2001, the Company had 492,800 outstanding stock options to purchase the Company's stock at prices ranging from $4.30 to $5.72 per share to current and former employees, directors and former consultants, expiring in March 2001 through February 2010.

     Dividends:

     On March 31, 2001, the Company declared a cash dividend of $.05 per share
payable to shareholders of record on April 12, 2001.   The cash dividend in
the amount of $78,340 will be paid on May 4, 2001.

Note 7 - Subsequent Event

     The Company has reached an agreement in principle to acquire the meatball and breaded chicken production line equipment of Pan Ready Foods, Inc. of
South San Francisco, CA.   The purchase and set-up of equipment is scheduled
for completion by October 1, 2001. The Company is presently negotiating with a manufacturer to establish a long-term supply relationship for the production of these products to our specifications. The manufacturer would use the equipment to be acquired from Pan Ready Foods, Inc. for producing the products.

                       PART I - FINANCIAL INFORMATION

               ITEM II:  MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OR PLAN OF OPERATIONS

Quarter Ended March 31, 2001 v. Quarter Ended March 31, 2000

     Net sales for the quarter ended March 31, 2001 were $3,134,377 compared to $3,089,179 for the quarter ended March 31, 2000. Increased sales were experienced primarily in the pesto product line. This increase was mostly offset by decreases in the meatball and pasta product lines. The increases in the pesto product line sales were the result of promotional programs implemented in the last several quarters. The decreases in the meatball product line were primarily due to decreases in the retail segment of the business. The pasta line decreases were the result of the loss of a co-pack customer. The Company continues to focus its efforts on expanding its customer base for all of its products through promotional programs and an expanded sales force.

     Cost of goods sold as a percentage of net sales decreased slightly from 63.2% for the quarter ended March 31, 2000 to 62% for the quarter ended March 31, 2001. The decrease in this percentage for the three months is due to the shift in the product mix favoring higher margin products.

     Operating expenses as a percentage of net sales were 34.8% for the quarter ended March 31, 2001 as compared to 32.6% for the quarter ended March 31, 2000. The increase this percentage for the quarter is primarily due to the hiring of personnel to fill vacant positions and new sales positions created.

     Net income from continuing operations for the quarter ended March 31, 2001 was $79,004 compared to a net income of $106,408 for the quarter ended
March 31, 2000.   The decrease in net income was due to relatively flat sales and higher operating expenses.

Liquidity and Capital Resources

     At March 31, 2001, the Company had working capital of $4,414,078, an increase of $134,356 from December 31, 2000. The increase in working capital is primarily due to the net income for the quarter and a decrease in accounts payable. Current assets included $3,740,778 in cash, cash equivalents and accounts receivable. Management believes that this level of working capital is adequate to meet anticipated needs for liquidity.

     During the three months ended March 31, 2001, cash used by operating activities of the Company amounted to $83,419.

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

          A.   Exhibit - None
          B.   Reports on Form 8-K - None

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized.

                                 ARMANINO FOODS OF DISTINCTION, INC.


Dated:  May 4, 2001              By:/s/ William J. Armanino
                                    William J. Armanino
                                    President
                                    Chief Executive Officer


                                 By:/s/Edmond J. Pera
                                    Edmond J. Pera
                                    Treasurer
                                    Chief Financial Officer