Form 10QSB
period 2001-06-30
ARMANINO FOODS OF DISTINCTION INC /CO/
filed 2001-08-10
CIK 814339

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                 FORM 10-QSB


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



                       For Quarter Ended June 30, 2001

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

                             Yes  [X]  No [ ]


There were 3,166,208 shares of the Issuer's Common Stock outstanding as of June 30, 2001.


Transitional Small Business disclosure Format.  Yes [  ]   No [X]














                        PART I - FINANCIAL INFORMATION

                       ARMANINO FOODS OF DISTINCTION, INC.
                      Condensed Consolidated Balance Sheets
                                 (Unaudited)

                                    ASSETS
                                                              December 31,
                                            June 30, 2001        2000
                                            -------------     ------------
Current Assets:
  Cash and cash equivalents                 $ 2,755,611       $ 2,400,392
  Treasury bills held to maturity                     -           197,882
  Accounts receivable                         1,311,471         1,177,575
  Inventory                                   1,349,422         1,311,617
  Prepaid expenses                              312,418           185,252
  Current deferred tax asset                     90,785           150,000
                                            -----------       -----------
     Total Current Assets                     5,819,707         5,422,718

Property and Equipment, Net                   3,940,645         4,181,102

Other Assets:
  Deposits                                       13,000            13,000
  Goodwill, net                                 396,438           417,438
                                            -----------       -----------
     Total Other Assets                         409,438           430,438
                                            -----------       -----------
     Total Assets                           $10,169,790       $10,034,258
                                            ===========       ===========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable & accrued expenses       $ 1,032,962       $ 1,011,095
  Income Taxes Payable                                -                 -
  Dividends payable                              80,489            79,681
  Current portion of capital leases              54,683            52,220
                                            -----------       -----------
     Total Current Liabilities                1,168,134         1,142,996

Deferred tax liability                          398,000           398,000
Capital lease obligations                        14,476            42,447
                                            -----------       -----------
     Total Liabilities                        1,580,610         1,583,443

Stockholders' Equity:
  Common stock                                7,776,386         7,700,998
  Additional paid in capital                     22,311            22,311
  Retained earnings                             790,483           727,506
                                            -----------       -----------
     Total Stockholders' Equity               8,589,180         8,450,815
                                            -----------       -----------
     Total Liabilities & Stockholders'
      Equity                                $10,169,790       $10,034,258
                                            ===========       ===========

The accompanying notes are an integral part of these condensed financial statements. The balances for December 31, 2000 were taken from the audited financial statements at that date and condensed.

                        PART I - FINANCIAL INFORMATION

                      ARMANINO FOODS OF DISTINCTION, INC.
               Condensed Consolidated Statements of Operations
                 For the Quarter Ended June 30, 2001 and 2000
                                 (Unaudited)

                                           June 30, 2001     June 30, 2000
                                           -------------     -------------

Net Sales                                   $ 3,559,299       $ 3,898,955
Cost of Goods Sold                            2,095,845         2,248,279
                                            -----------       -----------
     Gross Profit                             1,463,454         1,650,676

Operating Expenses:
  General and administrative                    402,824           420,237
  Salaries and wages                            383,499           392,854
  Commissions                                   138,737           115,942
  Advertising, demonstrations, promotions,
   and slotting allowances                      314,183           233,595
                                            -----------       -----------
     Total Operating Expenses                 1,239,243         1,162,628

Income From Operations                          224,211           488,048

Other Income                                     32,927            40,533
                                            -----------       -----------
Income From Continuing Operations Before
  Income Taxes                                  257,138           528,581

Current Tax Expense                              64,400            96,200
Deferred Tax Expense                             48,741           115,232
                                            -----------       -----------
Net Income                                  $   143,997       $   317,149
                                            ===========       ===========
Basic Earnings Per Share                    $       .05       $       .09
                                            ===========       ===========

Weighted Average Common Shares Outstanding    3,138,982         3,345,804
                                            ===========       ===========

Diluted Earnings Per Share                  $       .05       $      . 09
                                            ===========       ===========

Weighted Average Common Shares Outstanding
  Assuming Dilution                           3,172,927         3,496,204
                                            ===========       ===========







The accompanying notes are an integral part of these condensed financial statements.

                        PART I - FINANCIAL INFORMATION

                      ARMANINO FOODS OF DISTINCTION, INC.
                Condensed Consolidated Statements of Operations
                For the Six Months Ended June 30, 2001 and 2000
                                 (Unaudited)

                                           June 30, 2001     June 30, 2000
                                           -------------     -------------

Net Sales                                   $ 6,693,676       $ 6,988,134
Cost of Goods Sold                            4,038,359         4,200,264
                                            -----------       -----------

     Gross Profit                             2,655,317         2,787,870

Operating Expenses:
  General and administrative                    777,781           810,272
  Salaries and wages                            752,890           687,236
  Commissions                                   242,683           215,125
  Advertising, demonstrations, promotions,
    and slotting allowances                     555,628           458,012
                                            -----------       -----------
     Total Operating Expenses                 2,328,982         2,170,645
                                            -----------       -----------

Income From Operations                          326,335           617,225
Other Income                                     71,881            88,703
                                            -----------       -----------
Income From Continuing Operations Before
  Income Taxes                                  398,216           705,928
Current Tax Expense                             116,000           149,300
Deferred Tax Expense                             59,215           133,071
                                            -----------       -----------
Net Income                                  $   223,001       $   423,557
                                            ===========       ===========

Basic Earnings Per Share                    $       .07       $       .12
                                            ===========       ===========

Weighted Average Common Shares Outstanding    3,136,266         3,501,808
                                            ===========       ===========

Diluted Earnings Per Share                  $       .07       $       .12
                                            ===========       ===========

Weighted Average Common Shares Outstanding
  Assuming Dilution                           3,153,316         3,623,418
                                            ===========       ===========







The accompanying notes are an integral part of these condensed financial statements.

                        PART I - FINANCIAL INFORMATION

                      ARMANINO FOODS OF DISTINCTION, INC.
               Condensed Consolidated Statements of Cash Flows
               For the Six Months Ended June 30, 2001 and 2000
                                  (Unaudited)

                                           June 30, 2001     June 30, 2000
                                           -------------     -------------
Cash Flows From Operating Activities:
  Net income                                $   223,001       $   423,557
  Adjustment to reconcile net income to
   net cash provided by operations:
    Depreciation and amortization               361,000           341,953
    Non-cash expense                                  -            12,585
    Provision for deferred taxes                 59,215           133,071
    Changes in assets and liabilities:
     (Increase)/Decrease in accounts
       receivable                              (133,896)           78,895
     (Increase) in inventories                  (37,805)         (163,038)
     (Increase)/Decrease in prepaid expenses   (127,166)           99,471
     Increase/(Decrease) in accounts
       payable and accrued expenses              21,867           116,057
                                            -----------       -----------
     Total Adjustments                          143,215           618,994
                                            -----------       -----------
     Net Cash Provided By (Used For)
      Operating Activities                      366,216         1,042,551

Cash Flows From Investing Activities:
  Capital expenditures                          (99,543)         (291,462)
  (Purchase)/Reduction of U.S. Treasury
    Bills, net                                  197,882          (484,905)
                                            -----------       -----------
     Net Cash Provided By (Used For)
      Investing Activities                       98,339          (776,367)
                                            -----------       -----------
Cash Flows From Financing Activities:
  Dividends paid                               (159,216)                -
  Payment for exercise of stock options          75,388           (22,319)
  Purchased and cancelled common stock                -        (1,758,902)
  Payments on capital lease obligations         (25,508)          (23,263)
                                            -----------       -----------
     Net Cash (Used For) Financing
       Activities:                             (109,336)       (1,804,484)

Net (Decrease) In Cash and Cash Equivalents     355,219        (1,538,300)

Cash and Cash Equivalents Beginning of
  Period                                      2,400,392         3,142,068
                                            -----------       -----------
Cash and Cash Equivalents End of Period     $ 2,755,611       $ 1,603,768
                                            ===========       ===========

Non-cash expense:
During March of 2000 the Company issued 3,000 shares of common stock valued at $12,585 to a consultant for services rendered.

The accompanying notes are an integral part of these condensed financial statements.

                         PART I - FINANCIAL INFORMATION

                       ARMANINO FOODS OF DISTINCTION, INC.
              Notes to Condensed Consolidated Financial Statements
                                 June 30, 2001
                                  (Unaudited)

Note 1 - Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. It is suggested that these condensed consolidated financial statements be read in conjunction with the December 31, 2000 audited financial statements and notes thereto for Armanino Foods of Distinction, Inc. The results of operations for the periods ended June 30, 2001 and 2000 are not necessarily indicative of the operating results for the full year.

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

     The weighted average common shares and common equivalent shares outstanding for purposes of calculating earnings per share was as follows:

                                           June 30, 2001      June 30, 2000
                                           -------------      -------------
Weighted average common shares outstand-
ing used in basic earnings per share for
the six months ending                         3,136,266         3,501,808

Effect of dilutive stock options                 17,050           121,610
                                            -----------       -----------
Weighted average common shares and poten-
tial dilutive common equivalent shares
outstanding used in dilutive earnings
per share                                    3,153,316          3,623,418

                         PART I - FINANCIAL INFORMATION

                       ARMANINO FOODS OF DISTINCTION, INC.
             Notes to Condensed Consolidated Financial Statements
                                 June 30, 2001
                                  (Unaudited)

Note 1 - Continued

     For the three months ended June 30, 2001 the Company had 189,920 stock options that could potentially dilute earnings per share in the future that were not included in the diluted computation because to do so would have been antidilutive for the periods presented. For the six months ended June 30, 2001 the Company had 191,360 stock options that could potentially dilute earnings per share in the future that were not included in the diluted computation because to do so would have been antidilutive for the periods presented.

Note 2 - Inventory

     Inventory is carried at the lower of cost or market with cost being determined on the first-in, first-out method and consisted of the following at June 30, 2001 and December 31, 2000:

                                                            December 31,
                                          June 30, 2001        2000
                                          -------------     -----------

     Raw materials & supplies             $   432,776       $   357,784
     Finished goods                           916,646           953,833
                                          -----------       -----------
                                          $ 1,349,422       $ 1,311,617
                                          ===========       ===========

Note 3 - Related Party Transactions

     The Company incurred $8,628 and $10,856 respectively, for the six months ended June 30, 2001 and 2000, in accounting and consulting fees to Polly, Scatena, Vasheresse & May (formerly Polly, Scatena, Gekakis & Co.), an accounting firm, the managing partner of which is also a stockholder and director of the Company. Services provided by the accounting firm are an extension of the internal accounting functions of the Company, as well as management, business and systems consulting.

Note 4 - Property and Equipment

     Property and equipment consists of the following:

                                                            December 31,
                                          June 30, 2001        2000
                                          -------------     -----------

     Furniture & Office Equipment          $   378,328      $   363,495
     Plant Machinery & Equipment             5,250,179        5,191,811
     Leasehold Improvements                  1,917,998        1,891,656
                                           -----------      -----------
                                             7,546,505        7,446,962
     Accumulated Depreciation               (3,605,860)      (3,265,860)
                                           -----------      -----------
                                           $ 3,940,645      $ 4,181,102
                                           ===========      ===========

                       PART I - FINANCIAL INFORMATION

                      ARMANINO FOODS OF DISTINCTION, INC.

             Notes to Condensed Consolidated Financial Statements
                                June 30, 2001
                                 (Unaudited)


Note 5 - Stockholders' Equity

     Stock Options:

     As of June 30, 2001, the Company had 925,000 outstanding stock options to purchase the Company's stock at prices ranging from $2.15 to $2.85 per share to current and former employees, directors and former consultants, expiring in May 2002 through February 2010.

     During the quarter ended June 30, 2001, the Company received $75,388 from the issuance of 32,600 shares at $2.3125 in connection with options exercised, under the 1993 Stock Option Plan.

     Dividends:

     On June 30, 2001, the Company declared a cash dividend of $.025 per share
payable to shareholders of record on July 6, 2001.   The cash dividend
including fees in the amount of $80,489 will be paid on August 3, 2001.

     The Company has declared cash dividends in the amount of $160,024 during the current year.

Note 6 - Subsequent Event

     The Company has reached an agreement in principle to acquire the meatball and breaded chicken production line equipment of Pan Ready Foods, Inc. of
South San Francisco, CA.   The purchase and installation of equipment is
scheduled to take place between August 16 and October 1, 2001.

     The Company has entered into a strategic alliance with Swiss American Sausage Co. of Lathrop, CA, a subsidiary of Provena Foods, Inc. Swiss American is a manufacturer of processed meat products. The strategic alliance provides for the Company to furnish Swiss American with the production line purchased from Pan Ready Foods and for Swiss American to manufacture meatballs and various breaded chicken and meat products based on the Company's proprietary formulas.

                        PART I - FINANCIAL INFORMATION

                ITEM II:  MANAGEMENT'S DISCUSSION AND ANALYSIS
                             OR PLAN OF OPERATIONS

Quarter and Six Months Ended June 30, 2001 v. Quarter and Six Months Ended June 30, 2000

      Net sales for the quarter ended June 30, 2001 were $3,559,299 compared to $3,898,955 for the quarter ended June 30, 2000. For the six months ended June 30, 2001 net sales were $6,693,676 as compared to $6,988,134 for the six months ended June 30, 2000. Decreased sales were experienced in the pasta and meatball product lines. This decrease was partially offset by an increase in the pesto product line sales. The increases in the pesto product line sales were the result of promotional programs implemented in the last several quarters. The decreases in the meatball product line were primarily due to decreases in the retail segment of the business. The pasta line decreases were the result of the loss of a co-pack customer. The Company continues to focus its efforts on expanding its customer base for all of its products through promotional programs and an expanded sales force.

     Cost of goods sold as a percentage of net sales increased from 57.7% for the quarter ended June 30, 2000 to 58.9% for the quarter ended June 30, 2001. Cost of goods sold as a percentage of net sales increased slightly from 60.1% for the six months ended June 30, 2000 to 60.3% for the six months ended June 30, 2001. The increase in this percentage during the quarter can be attributed primarily to a shift in the product mix favoring lower margin products. For the six months ended June 30, 2001 this percentage was virtually unchanged.

     Operating expenses as a percentage of net sales were 34.8% for the quarter ended June 30, 2001 as compared to 29.8% for the quarter ended June 30, 2000. The increase in this percentage for the quarter is primarily due to an increase in promotional spending. Operating expenses as a percentage of sales for the six months ended June 30, 2001 were 34.8% as compared to 31.1%
for the six months ended June 30, 2000.   The increase in this percentage is
due to hiring of additional personnel to fill vacant positions and additional promotional spending. Furthermore, the decrease in sales contributed to the increase in this percentage.

     Net income from continuing operations for the quarter ended June 30, 2001 was $143,997 compared to a net income of $317,149 for the quarter ended June
30, 2000.   Net income from continuing operations for the six months ended
June 30, 2001 was $223,001 compared to $423,557 for the six months ended June 30, 2000. The decrease in net income was due to lower sales and higher operating expenses.

Liquidity and Capital Resources

     At June 30, 2001, the Company had working capital of $4,651,573, an increase of $371,851 from December 31, 2000. The increase in working capital is primarily due to the net income for the six months. Current assets included $4,067,082 in cash, cash equivalents and accounts receivable. Management believes that this level of working capital is adequate to meet anticipated needs for liquidity.

     During the six months ended June 30, 2001, cash provided by operating activities of the Company amounted to $366,216.

     During the six months ended June 30, 2001 the Company paid $50,000 in connection with the purchase of equipment from Pan Ready Foods, Inc. The Company expects to pay a total of $550,000 to Pan Ready Foods, Inc. and Swiss American Sausage Company in connection with the purchase and installation of this equipment.

     The Company presently has no other material commitments for capital expenditures.

                                  PART II
                             OTHER INFORMATION

II.  Other Information

Item 1.  Legal proceedings

     None

Item 2.  Changes In Securities and Use of Proceeds

     None

Item 3.  Defaults Upon Senior Securities

     None

Item 4.  Submission Of Matters To A Vote Of Security Holders.

     On May 17, 2001 the Company held an Annual Meeting of Shareholders at which William J. Armanino, John J. Micek, III, David Scatena, Tino Barzie, Joseph F. Barletta and Edmond J. Pera were each reelected to the Board of Directors. In addition, the Company's shareholders ratified the appointment of Pritchett, Siler & Hardy, P.C. as the Company's auditors. The following sets forth the votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, as to each of the matters presented at the meeting:

     ELECTION OF DIRECTORS:

                Nominees            For                Withheld
                --------            ---                --------

     William J. Armanino      1,219,509 Shares       11,006 Shares
     John J. Micek, III       1,219,885 Shares       10,630 Shares
     David Scatena            1,217,071 Shares       13,444 Shares
     Tino Barzie              1,216,982 Shares       13,533 Shares
     Joseph F. Barletta       1,217,085 Shares       13,430 Shares
     Edmond J. Pera           1,219,885 Shares       10,630 Shares


     APPOINTMENT OF PRITCHETT, SILER & HARDY, P.C.:

                 For              Against         Abstentions
                 ---              -------         -----------

          1,216,841 Shares     7,239 Shares       6,435 Shares

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports On Form 8-K

          (a)  Exhibits.  None

          (b)  Reports on Form 8-K.  None

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized.

                                   ARMANINO FOODS OF DISTINCTION, INC.



                                   By:/s/ William J. Armanino
                                      William J. Armanino,
Dated August 7, 2001                  President
                                      Chief Executive Officer


                                   By:/s/Edmond J. Pera
                                      Edmond J. Pera
                                      Treasurer
                                      Chief Financial Officer