Form 10QSB
period 2001-09-30
ARMANINO FOODS OF DISTINCTION INC /CO/
filed 2001-11-09
CIK 814339

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                      For Quarter Ended September 30, 2001


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

There were 3,166,208 shares of the Issuer's Common Stock outstanding as of September 30, 2001.

Transitional Small Business disclosure Format.     Yes [ ]  No [X]





















                       PART I - FINANCIAL INFORMATION

                      ARMANINO FOODS OF DISTINCTION, INC.
                     Condensed Consolidated Balance Sheets
                                 (Unaudited)
                                   ASSETS

                                             September 30,     December 31,
                                                 2001              2000
                                             -------------     ------------
Current Assets:
  Cash and cash equivalents                   $ 2,634,802       $ 2,400,392
  Treasury bills held to maturity                       -           197,882
  Accounts receivable                           1,680,006         1,177,575
  Net investment in direct financing lease        124,548                 -
  Inventory                                     1,365,887         1,311,617
  Prepaid expenses                                222,822           185,252
  Current deferred tax asset                       90,129           150,000
                                              -----------       -----------
     Total Current Assets                       6,118,194         5,422,718

Property and Equipment, Net                     3,731,809         4,181,102
Net investment in direct financing lease          498,202                 -

Other Assets:
  Deposits                                         13,000            13,000
  Goodwill, net                                   385,938           417,438
                                              -----------       -----------
     Total Other Assets                           398,938           430,438
                                              -----------       -----------
     Total Assets                             $10,747,143       $10,034,258
                                              ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable & accrued expenses         $ 1,351,245       $ 1,011,095
  Income taxes payable                             43,714                 -
  Dividends payable                                80,484            79,681
  Current portion of capital leases                55,957            52,220
                                              -----------       -----------
     Total Current Liabilities                  1,531,400         1,142,996

Deferred tax liability                            398,000           398,000

Capital lease obligations                               -            42,447
Unearned revenue from investment in direct
  financing lease                                  72,750                 -
                                              -----------       -----------
     Total Liabilities                          2,002,150         1,583,443

Stockholders' Equity:
  Common stock                                  7,776,386         7,700,998
  Additional paid in capital                       22,311            22,311
  Retained earnings                               946,296           727,506
                                              -----------       -----------
     Total Stockholders' Equity                 8,744,993         8,450,815
                                              -----------       -----------
     Total Liabilities & Stockholders'
      Equity                                  $10,747,143       $10,034,258
                                              ===========       ===========

The accompanying notes are an integral part of these condensed financial statements. The balances for December 31, 2000 were taken from the audited financial statements at that date and condensed.

                      PART I - FINANCIAL INFORMATION

                     ARMANINO FOODS OF DISTINCTION, INC.
               Condensed Consolidated Statements of Operations
              For the Quarter Ended September 30, 2001 and 2000
                                 (Unaudited)


                                             September 30,     September 30,
                                                 2001              2000
                                             -------------     -------------

Net Sales                                      $3,960,522       $3,353,563
Cost of Goods Sold                              2,408,755        2,033,414
                                               ----------       ----------
     Gross Profit                               1,551,767        1,320,149

Operating Expenses:
  General and administrative                      321,077          300,069
  Salaries and wages                              405,337          348,341
  Commissions                                     116,171          109,411
  Advertising, demonstrations, promotions,
   and slotting allowances                        318,446          223,527
                                               ----------       ----------
     Total Operating Expenses                   1,161,031          981,348

Income From Operations                            390,736          338,801

Other Income                                       31,210           29,622
                                               ----------       ----------
Income From Continuing Operations Before
  Income Taxes                                    421,946          368,423

Current Tax Expense                               185,000           98,300
Deferred Tax Expense                                  656           49,069
                                               ----------       ----------
Net Income                                     $  236,290       $  221,054
                                               ==========       ==========

Basic Earnings Per Share                       $      .08       $      .07
                                               ==========       ==========

Weighted Average Common Shares Outstanding      3,166,208        3,129,608
                                               ==========       ==========
Diluted Earnings Per Share                     $      .07       $     . 07
                                               ==========       ==========
Weighted Average Common Shares Outstanding
  Assuming Dilution                             3,179,413        3,196,044
                                               ==========       ==========










The accompanying notes are an integral part of these condensed financial statements.

                        PART I - FINANCIAL INFORMATION

                      ARMANINO FOODS OF DISTINCTION, INC.
                 Condensed Consolidated Statements of Operations
                For the Nine Months Ended September 2001 and 2000
                                  (Unaudited)

                                             September 30,     September 30,
                                                 2001              2000
                                             -------------     -------------

Net Sales                                     $10,654,198       $10,341,697
Cost of Goods Sold                              6,447,114         6,233,678
                                              -----------       -----------
Gross Profit                                    4,207,084         4,108,019

Operating Expenses:
  General and administrative                    1,009,785         1,110,341
  Salaries and wages                            1,158,227         1,035,577
  Commissions                                     358,854           324,536
  Advertising, demonstrations, promotions,
   marketing and slotting allowances              963,147           681,539
                                              -----------       -----------
     Total Operating Expenses                   3,490,013         3,151,993
                                              -----------       -----------
Income From Operations                            717,071           956,026
Other Income                                      103,091           118,325
                                              -----------       -----------
Income From Continuing Operations Before
  Income Taxes                                    820,162         1,074,351
                                              -----------       -----------
Current Tax Expense                               301,000           247,600
Deferred Tax Expense                               59,871           182,140
                                              -----------       -----------
Net Income                                    $   459,291       $   644,611
                                              ===========       ===========

Basic Earnings Per Share                      $       .15       $       .19
                                              ===========       ===========

Weighted Average Common Shares Outstanding      3,146,385         3,376,836
                                              ===========       ===========

Diluted Earnings Per Share                    $       .15       $       .18
                                              ===========       ===========

Weighted Average Common Shares Outstanding
  Assuming Dilution                             3,166,742         3,495,780
                                              ===========       ===========








The accompanying notes are an integral part of these condensed financial statements.

                         PART I - FINANCIAL INFORMATION

                       ARMANINO FOODS OF DISTINCTION, INC.
                 Condensed Consolidated Statements of Cash Flows
               For the Nine Months Ended September 30, 2001 and 2000
                                 (Unaudited)

                                             September 30,     September 30,
                                                 2001              2000
                                             -------------     -------------

Cash Flows From Operating Activities:
  Net income                                 $    459,291      $    644,611
  Adjustment to reconcile net income to
   net cash provided by operations:
    Depreciation and amortization                 541,500           512,930
    Non-cash expense                                    -            12,585
    Provision for deferred taxes                   59,871           182,140
    Changes in assets and liabilities:
     (Increase) in accounts receivable           (502,431)           (5,461)
     (Increase) in inventories                    (54,270)         (367,177)
     (Increase)/Decrease in prepaid expenses      (37,570)           89,711
     Increase in accounts payable and
      accrued expenses                            340,150           208,616
     Increase in income taxes payable              43,714           121,327
                                             ------------      ------------
  Total Adjustments                               390,964           754,671

  Net Cash Provided By Operating Activities       850,255         1,399,282

Cash Flows From Investing Activities:
  Capital expenditures                            (60,707)         (326,859)
  Net investment in direct financing lease       (550,000)                -
  Purchase/Reduction of U.S. Treasury
   Bills, net                                     197,882          (691,050)
                                             ------------      ------------
  Net Cash (Used For) Investing Activities       (412,825)       (1,017,909)
                                             ------------      ------------
Cash Flows From Financing Activities:
  Dividends paid                                 (239,698)         (392,151)
  Payment for exercise of stock options            75,388            22,348
  Purchased and cancelled common stock                  -        (1,803,569)
  Payments on capital lease obligations           (38,710)          (35,303)
                                             ------------      ------------
  Net Cash (Used For) Financing Activities:      (203,020)       (2,208,675)

Net Increase In Cash and Cash Equivalents         234,410         1,827,302

Cash and Cash Equivalents Beginning of
  Period                                        2,400,392         3,142,068
                                             ------------      ------------
Cash and Cash Equivalents End of Period      $  2,634,802      $  1,314,766
                                             ============      ============

Non-cash expense:

During March 2000, the Company issued 3,000 shares of common stock valued at $12,585 to a consultant for services rendered.

The accompanying notes are an integral part of these condensed financial statements.

                         PART I - FINANCIAL INFORMATION

                       ARMANINO FOODS OF DISTINCTION, INC.
              Notes to Condensed Consolidated Financial Statements
                              September 30, 2001
                                 (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. It is suggested that these condensed consolidated financial statements be read in conjunction with the December 31, 2000 audited financial statements and notes thereto for Armanino Foods of Distinction, Inc. The results of operations for the periods ended September 30, 2001 and 2000 are not necessarily indicative of the operating results for the full year.

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

     The weighted average common shares and common equivalent shares outstanding for purposes of calculating earnings per share was as follows:

                                             September 30,     September 30,
                                                 2001              2000
                                             -------------     -------------
Weighted average common shares outstanding
used in basic earnings per share for the
nine months ending                             3,146,385         3,376,836

Effect of dilutive stock options                  20,357          118,,944

Weighted average common shares and potential
dilutive common equivalent shares outstanding
used in dilutive earnings per share            3,166,742         3,495,780

                         PART I - FINANCIAL INFORMATION

                       ARMANINO FOODS OF DISTINCTION, INC.
             Notes to Condensed Consolidated Financial Statements
                               September 30, 2001
                                  (Unaudited)

NOTE 1 - CONTINUED

     For the three months ended September 30, 2001 the Company had 731,800 stock options that could potentially dilute earnings per share in the future that were not included in the diluted computation because to do so would have been antidilutive for the periods presented. For the nine months ended September 30, 2001 the Company had 731,800 stock options that could potentially dilute earnings per share in the future that were not included in the diluted computation because to do so would have been antidilutive for the periods presented.

NOTE 2 - INVENTORY

     Inventory is carried at the lower of cost or market with cost being determined on the first-in, first-out method and consisted of the following at September 30, 2001 and December 31, 2000:

                                             September 30,     December 31,
                                                 2001              2000
                                             -------------     ------------

Raw materials & supplies                      $  398,805        $  357,784
Finished goods                                   967,082           953,833
                                              ----------        ----------
                                              $1,365,887        $1,311,617
                                              ==========        ==========

NOTE 3 - RELATED PARTY TRANSACTIONS

The Company incurred $10,391 and $10,206 respectively, for the nine months ended September 30, 2001 and 2000, in accounting and consulting fees to Polly, Scatena, Vasheresse & May (formerly Polly, Scatena, Gekakis & Co.), an accounting firm, the managing partner of which is also a stockholder and director of the Company. Services provided by the accounting firm are an extension of the internal accounting functions of the Company, as well as management, business and systems consulting.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                             September 30,     December 31,
                                                 2001              2000
                                             -------------     ------------

Furniture & Office Equipment                  $   381,752       $   363,495
Plant Machinery & Equipment                     5,207,919         5,191,811
Leasehold Improvements                          1,917,998         1,891,656
                                              -----------       -----------
                                                7,507,669         7,446,962
Accumulated Depreciation                       (3,775,860)       (3,265,860)
                                              -----------       -----------
                                              $ 3,731,809       $ 4,181,102
                                              ===========       ===========
                                       7


                          PART I - FINANCIAL INFORMATION

                        ARMANINO FOODS OF DISTINCTION, INC.
               Notes to Condensed Consolidated Financial Statements
                               September 30, 2001
                                  (Unaudited)

NOTE 5 - STOCKHOLDERS' EQUITY

     Stock Options:

     As of September 30, 2001, the Company had 915,000 outstanding stock options to purchase the Company's stock at prices ranging from $2.15 to $2.86 per share to current and former employees, directors and former consultants, expiring in May 2002 through August 2010.

     During the quarter ended June 30, 2001, the Company received $75,388 from the issuance of 32,600 shares at $2.3125 in connection with options exercised, under the 1993 Stock Option Plan.

     Dividends:

     On September 21, 2001, the Company declared a cash dividend of $.025 per
share payable to shareholders of record on October 5, 2001.   The cash
dividend including fees in the amount of $80,484 was paid on November 2, 2001.

     The Company has declared cash dividends in the amount of $240,501 during the current year.

NOTE 6 - INVESTMENT IN DIRECT FINANCING LEASE

     During the quarter ended September 2001, the Company acquired a meatball and breaded chicken production line from Pan Ready Foods, Inc. and entered into a strategic alliance licensing agreement with Swiss America Sausage Co.
a subsidiary of Provena Foods, Inc. Swiss American is a manufacturer of processed meat products. The strategic alliance provides for the Company to license to Swiss America the meatball and breaded chicken production line and related installation of said equipment. The Company also entered into a manufacturing and packing agreement which calls for Swiss America to manufacture and package meatballs and various breaded chicken and meat products based on the Company's proprietary formulas. The agreements call for the Company to receive a monthly licensing fee equal to the estimated $550,000 cost to purchase and install the equipment multiplied by the amount of product purchased by the Company over the total product to be purchased by the Company under the agreement. The manufacturing and packaging agreement expires September 30, 2006 with an automatic one year extension unless either party gives notice at least twelve months prior to the original expiration. This licensing agreement has been accounted for as a direct financing lease. Following is a summary of the components of the Company's net investment in the direct financing lease at September 30, 2001:

                                                        2001
                                                      --------

     Total minimum lease payments to be received      $622,750
     Less unearned revenue                             (72,750)
                                                      --------
     Net investment in direct financing lease         $550,000
                                                      ========

                       PART I - FINANCIAL INFORMATION

                    ARMANINO FOODS OF DISTINCTION, INC.
           Notes to Condensed Consolidated Financial Statements
                             September 30, 2001
                                 (Unaudited)


NOTE 6 - CONTINUED

     Estimated minimum future rentals to be received each of the next five years on the non-cancelable lease as of December 31, 2000 are as follows:

     Year ending December 31, 2000
     -----------------------------

               2001                       $ 31,138
               2002                        124,550
               2003                        124,550
               2004                        124,550
               2005                        124,550
               2006                         93,412
                                          --------
                                          $622,750
                                          ========

                         PART I - FINANCIAL INFORMATION

                 ITEM II:  MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATIONS

QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2001 V. QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2000

     Net sales for the quarter ended September 30, 2001 were $3,960,522 compared to $3,353,563 for the quarter ended September 30, 2000. For the nine months ended September 30, 2001 net sales were $10,654,198 as compared to $10,341,697 for the nine months ended September 30, 2000. Increased sales were primarily a result of the meatball and breaded chicken product line purchased from Pan Ready Foods. Increases were also realized in the pesto product line. These increases were the result of promotional programs implemented in the last several quarters. The pasta line experienced decreases as a result of the loss of a co-pack customer. The Company continues to focus its efforts on expanding its customer base for all of its products through promotional programs and an expanded sales force.

     Cost of goods sold as a percentage of net sales increased slightly from 60.6% for the quarter ended September 30, 2000 to 60.8% for the quarter ended September 30, 2001. Cost of goods sold as a percentage of net sales increased slightly from 60.3% for the nine months ended September 30, 2000 to 60.5% for the nine months ended September 30, 2001. The small increase in this percentage during the quarter and nine months can be attributed primarily to a shift in the product mix favoring lower margin products.

     Operating expenses as a percentage of net sales were 29.3% for the quarter ended September 30, 2001 as compared to 29.3% for the quarter ended September 30, 2000. The increase in the dollar amount for the quarter is primarily due to an increase in promotional spending. Operating expenses as a percentage of sales for the nine months ended September 30, 2001 were 32.8% as
compared to 30.5% for the nine months ended September 30, 2000.   The increase
in this percentage and dollar amount is due to hiring of additional personnel to fill vacant positions and additional promotional spending.

     Net income for the quarter ended September 30, 2001 was $236,290 compared
to a net income of $221,054 for the quarter ended September 30, 2000.   Net
income for the nine months ended September 30, 2001 was $459,291 compared to $644,611 for the nine months ended September 30, 2000. The decrease in net income was primarily due to higher promotional costs.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2001, the Company had working capital of $4,750,326, an increase of $470,604 from December 31, 2000. The increase in working capital is primarily due to the net income for the nine months. Current assets included $4,314,808 in cash, cash equivalents and accounts receivable. The increase experienced in accounts receivable was the result of increased sales. Management believes that this level of working capital is adequate to meet anticipated needs for liquidity.

     During the nine months ended September 30, 2001, cash provided by operating activities of the Company amounted to $850,255.

     During the nine months ended September 30, 2001 the Company paid $212,839 in connection with the purchase of equipment from Pan Ready Foods, Inc. The Company paid an additional $49,081 and recorded $288,080 in payables to Swiss
American for the transport and installation of this equipment.    The purchase
and installation of this equipment is related to the Company's direct financing lease with Swiss American.

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

         A.   Exhibit.  None

         B.   Reports on Form 8-K.  None

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized.

                                 ARMANINO FOODS OF DISTINCTION, INC.



Dated:  November 8, 2001         By: /s/ William J. Armanino
                                     William J. Armanino
                                     President
                                     Chief Executive Officer


                                 By: /s/Edmond J. Pera
                                     Edmond J. Pera
                                     Treasurer
                                     Chief Financial Officer