Form 10KSB40
period 2001-12-31
ARMANINO FOODS OF DISTINCTION INC /CO/
filed 2002-03-27
CIK 814339

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 FORM 10-KSB

     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

            For the Fiscal Year ended:  December 31, 2001

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

Check whether the Issuer(1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of March 11, 2002, 3,188,408 Shares of the Registrant's Common Stock were outstanding. The aggregate market value of voting stock of the Registrant held by non-affiliates was approximately $7,467,000.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part IIII of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.  $14,948,935.

Documents incorporated by reference: Part III is incorporated by reference to the Registrant's Proxy Statement relating to the Annual Meeting of Shareholders to be held May 23, 2002.



                                   PART I

ITEM 1.  DESCRIPTION BUSINESS.

THE COMPANY

     Armanino Foods of Distinction, Inc. (the "Company"), is a Colorado corporation incorporated in 1986. The Company is currently engaged in the production and marketing of upscale and innovative frozen food products, including primarily pesto and other Italian-style sauces, stuffed and flat pasta products, focaccia, cooked meat and poultry products, and entree products.

     The Company's business began in 1978 as Armanino Frozen Foods, a division of Armanino Marketing Corp., which started producing frozen pesto sauce and eventually developed most of the Company's present sauce product line. In January 1987, substantially all of the business conducted by Armanino Frozen Foods division was transferred to Armanino Foods of Distinction, Inc., a Delaware corporation ("Armanino-Delaware"). In February 1988, Armanino-Delaware was acquired by the Company in a stock exchange transaction in which Armanino-Delaware became a wholly-owned subsidiary of the Company. In December 1990, Armanino-Delaware was merged into the Company.

     In August 2001, the Company purchased from Pan Ready Foods, Inc., the machinery and equipment and proprietary specifications which allowed Pan Ready to produce and distribute cooked meat and poultry product lines. Contemporaneously, the Company entered into agreements with Swiss American Sausage Co., a division of Provena Foods, Inc., which provides for Swiss American to manufacture for the Company, utilizing the equipment the Company purchased from Pan Ready, the Company's own proprietary cooked meat product lines as well as the product lines purchased from Pan Ready Foods.

     In April 1990, the Company effected a one for six reverse split of the shares of the Company's Common Stock outstanding; in April 1991, the Company effected a one for fifteen reverse split of the shares of the Company's Common Stock outstanding; in June 1998, the Company effected a one for 300 reverse split immediately followed by a 300 for one forward split of the shares of the Company's Common Stock outstanding; and in January 1999, the Company effected a one for five reverse split of the shares of the Company's Common Stock outstanding, and in June 2001, the Company effected a 2 for 1 forward split of the outstanding shares of Common Stock. All financial and share data in this Report gives retroactive effect to the reverse and forward splits.

     The Company is the owner of 100% of the issued and outstanding stock of AFDI, Inc., a California corporation and a wholly owned subsidiary of the Company, which currently conducts no business.

     The Company's offices are presently located at 30588 San Antonio Street, Hayward, California 94544, and its telephone number is (510)441-9300.

PRODUCTS

     The Company's line of frozen products presently includes pesto sauces, stuffed pastas and pasta sheets as well as value-added specialty Italian pastas, focaccia, cooked meat and poultry products and entree products. These products are marketed through a network of food brokers and sold to retail and foodservice distributors, club type stores and industrial accounts. Several of these products are sold under two (2) separate labels, namely the Italian Holiday label, which services government type institutional customers, as well as to foodservice customers, and the Bay City brand label, which serves retail meat and deli customers, as well as foodservice customers in the western region of the U.S. The products and the labels they bear are identified as such in each product's category described below.

     The Company presently markets a line of pesto sauces which are available in five varieties, Basil, Cilantro, Dried Tomato-Garlic, Roasted Red Bell Pepper and Chipotle based sauces under the Armanino label. Basil and Dried Tomato Garlic pesto sauces are available to the Company's retail, foodservice and industrial customers, and the Roasted Red Bell Pepper, Cilantro and Chipotle pesto is available to foodservice customers only.

     The Company markets several lines of frozen pastas, namely stuffed pastas and pasta sheets, cooked and uncooked.

     The Company's line of frozen stuffed pastas, both cooked and uncooked, includes meat, chicken and cheese ravioli; cheese raviolini; meat filled/plain dough and cheese filled/tri-color, green or white dough tortellini, and tri-color capelletti style, manicotti and stuffed shells. The meat, chicken and cheese ravioli and meat and cheese tortellini are available to the Company's retail and foodservice customers. The remaining pastas sold by the Company are available to its foodservice customers only, as follows:

     (a)  all other stuffed pastas named above;

     (b)  gnocchi -- Potato;

     (c)  pasta sheets (used for lasagna).

     (d)  lasagna with meat sauce and vegetable lasagna.

All of these products are sold under the Armanino brand label. Additionally, the Company developed a value added formulated version of its meat ravioli. This value-added product is sold to government type institutional customers and foodservice customers under the Italian Holiday label.

     The Company's frozen cooked meat and poultry product line presently consists of cooked meatballs, beef, pork and veal patties, chicken nuggets, chicken strips, chicken patties and chicken wing drummettes, and uncooked beef liver and beef fritter for chicken fry-beef. The meatball line consists of three varieties namely beef, turkey-beef and veal meatballs. The beef meatballs are available to its retail and foodservice customers under the Armanino label. The turkey-beef meatballs are available to its retail and foodservice customers under the Armanino label as well as its foodservice customers only under the Bay City label. The veal meatballs are available to its foodservice customers only under the Armanino label. All other cooked and uncooked meat and poultry products are available to its foodservice customers only in the western region of the U.S. under the Armanino label.

     Additionally, the Company developed a value added formulated version of several meat and poultry products. These value-added products are sold to its retail meat and deli customers as well as to its foodservice customers in the western region of the U.S. under the Bay City label.

     The Company presently markets a plain frozen focaccia. The focaccia is available in 1/4 sheets (1/4 sheet is approximately eight inches by twelve inches), precooked frozen and sold to foodservice customers.

NEW PRODUCTS

     During the second quarter of 2002, the Company will introduce three (3) new sauces, namely a white sauce, a mushroom sauce and an artichoke pesto sauce to its foodservice customers only in the Western, Mid-west and East coast regions of the U.S. Additionally, in the second quarter, the Company will introduce three (3) new ravioli products, namely Jumbo round cheese ravioli, Jumbo meat ravioli, and a Vegetable ravioli to its foodservice customers in the western region of the U.S. only.

     With respect to the Company's foodservice line, the Company continues to research the addition of sandwich spreads/dressings, stuffed pastas and entree products to enhance the Company's line of products in the future.

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

     Shortly following completion of its move to the Hayward location, the Company began in-house production of its ravioli line of products. In the Fall of 1997, the Company moved its then subsidiary's (Emilia Romagna - see "Acquisition of Emilia Romagna Foods" below) operations to the Company's facilities consolidating its manufacturing operations under one roof. Several tortellini products that were previously manufactured by Emilia Romagna have since been discontinued by the Company.

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

     In 1999, the Company purchased a new oil storage tank and packaging equipment to complement the pesto production operation, thereby increasing production efficiencies and improving manufacturing costs. The Company also purchased a second tortellini machine and additional ravioli dies in order to meet customer demands. The oil storage tank was placed into service during the first quarter of 2000, and the new pasta equipment items were placed into service during the second quarter of 2000.

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

     The Company's line of frozen meatballs were manufactured by Pan Ready (formerly Spun Steak) of South San Francisco, California. The Company had an agreement with Pan Ready pursuant to which that company manufactured these products based on the Company's proprietary formulas at a set price, as well as Pan Ready's products on a "private label" basis at a set price. Pan Ready had agreed to keep the Company's proprietary recipes confidential.

     In May 2001, the Company entered into an agreement with Pan Ready, which was consummated in August 2001. Under the agreement, the Company acquired machinery and equipment, product formulations and other intellectual property from Pan Ready which permits the Company to manufacture and distribute certain cooked meat and poultry products which Pan Ready had been manufacturing and distributing, in part through the Company. The agreement with Pan Ready was in part attributable to Pan Ready's decision to discontinue operations. The purchase price for the assets was approximately $213,000. The purpose of the acquisition was to allow the Company to control the manufacture and distribution of its meatball products which had been supplied by Pan Ready and to expand its product offerings in other cooked and uncooked meat and poultry products. In conjunction with the Pan Ready transaction, the Company entered into a Manufacturing and Packaging Agreement and a License Agreement with Swiss American Sausage Co. of Lathrop, California, a subsidiary of Provena Foods, Inc. Swiss American is a manufacturer of processed meat products serving the pizza market and foodservice distributors. Under the multi-year License Agreement the Company installed machinery and equipment which it had purchased from Pan Ready and into Swiss American's Lathrop plant in exchange for the payment of a license fee. The cost of the installation was approximately $566,828, including approximately $213,000 for the purchase price for the machinery and equipment. At the same time, the Company and Swiss American entered into a multi-year Manufacturing and Packaging Agreement. Under the agreement, Swiss American is utilizing the machinery and equipment licensed to it by the Company to produce the Company's proprietary meat and poultry products at agreed upon prices and pursuant to the Company's proprietary formulations and specifications. Swiss American has agreed to keep the Company's recipes, formulations and specifications confidential.

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

     Certain stuffed pastas are manufactured for the Company by Pasta Mia ("Pasta Mia") of Huntington Beach, California. The Company has an agreement with Pasta Mia pursuant to which that company manufactures and packages their products on a "private-label" basis at a set price.

     Certain cooked meat products are manufactured for the Company by Kings Command ("K.C.") of Kent, Washington. The Company has an agreement with K.C. pursuant to which that company manufactures and packages these products based on the Company's proprietary formulas at a set price. K.C. has agreed to keep the Company's formulas confidential.

     Certain uncooked meat products are manufactured for the Company by Skylark ("Skylark") of Omaha, Nebraska. The Company has an agreement with Skylark pursuant to which that company manufactures and packages their products on a "private-label" basis at a set price.

     Certain cooked poultry products are manufactured for the Company by D&D Food Marketing, Inc. ("D&D") of Springfield, Missouri. The Company has an agreement with D&D pursuant to which that company manufactures and packages these products based on the Company's proprietary formulas at a set price. D&D has agreed to keep the Company's formulas confidential.

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

     During 2000, the Company was certified by the Islamic Food and Nutritional Council of America as a Halal (products produced in compliance with the requirements of the Islamic dietary code) approved facility. This certification enables the Company to sell those products meeting the Halal requirements to its customers requiring this religious certification.

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

     For the year ended 2001, two independent brokers, namely Herspring and Progressive Marketing accounted for 17% and 12%, respectively, of the sales of the Company.

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

     In February 1997, after analyzing the restaurant's performance, the Company decided to abandon the restaurant concept. As a result, AFDI, Inc. is a dormant subsidiary of the Company.

ACQUISITION OF EMILIA ROMAGNA FOODS

     In May 1996, the Company acquired all of the issued and outstanding shares of Alborough, Inc. In December 1997, Alborough, Inc. was merged into the Company and the products manufactured and distributed formerly by Alborough, Inc. have since been discontinued.

RAW MATERIALS

     The Company primarily uses basil, vegetables, canola oil, eggs, dairy products, cooked and uncooked meat and poultry, dried tomatoes, bread crumbs, flour, garlic, tomato puree and sauce (concentrated), herbs and spices in packaging its products. There are ample supplies of these raw materials and the Company anticipates no raw material supply shortages in the foreseeable future.

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

EMPLOYEES

     As of March 8, 2002, the Company employed 37 persons on a full-time basis and two on a part-time basis. The Company also presently uses two to five persons on a full-time basis, as needed, from a temporary employment service.

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

     The Company uses the name "Armanino" as trademark for its products. However, no trademark application has been filed for Armanino. In November 1995, the Company received a trademark registration for the mark Italian Holiday from the U.S. Patent and Trademark office. This trademark was used by the Company on certain of its frozen stuffed pasta products and meatball products, and currently uses this trademark on its value-added line of pasta products only.

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

     The Company is in the process of applying for a trademark registration to use the mark "Bay City" from the U.S. Patent and Trademark office. The trademark is currently being used by the Company on certain of its frozen value-added cooked meat and poultry products only.

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

ITEM 2.  DESCRIPTION OF PROPERTY.

     The Company leases approximately 24,375 square feet of office, production and warehouse space located at 30588 San Antonio Street, Hayward, California, 94544. The base rent is $8,419 per month through July 31, 2002. The monthly rental will increase effective on August 1, 2002 based upon the increase in the Consumer Price Index on that date with a minimum of 3.5% cumulative annual increase and a maximum of a 7% cumulative annual increase. The lease expires on August 9, 2003 with an option to extend the term for two periods of five years each. In addition to the base rent the Company is required to pay all utilities, expenses, maintain insurance on the property and pay any increases in real estate taxes on the property.

     In January 2002, the Company leased approximately 7,408 square feet of additional office and warehouse space located at 30641 San Antonio Street, Hayward, California 94544. The base rent is $5,334 per month plus an additional $1,249 per month for C.A.M. and HVAC expenses through December 31, 2002. The monthly rental will increase effective on January 1 of each year based on the Consumer Price Index on that date with a minimum of 3% cumulative annual increase and a maximum of a 6% cumulative annual increase. The lease expires on December 31, 2008, with an option to extend the term for one five year period. In addition to the base rent, CAM and HVAC expenses, the Company is required to pay utilities respective to the Company's space, maintain insurance on the space and Company's personal property within the space and pay its pro-rata portion of any increase in real estate taxes on the property.

ITEM 3.  LEGAL PROCEEDINGS.

     The Company is not a party to any material legal proceeding.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the Company's shareholders during the fourth quarter of the year ended December 31, 2001.

                                  PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     PRINCIPAL MARKET OR MARKETS. The Company's Common Stock is traded in the over-the-counter market and, since April 27, 1990, has been traded on the Nasdaq Small-Cap Market under the symbol "ARMF".

     The following table sets forth the closing high and low trading prices of the Common Stock for the periods indicated, as reported by The Nasdaq Stock Market. The prices shown give retroactive effect to a 2 for 1 forward stock split which became effective at the close of business on June 25, 2001.

     QUARTER ENDED                               HIGH         LOW
     ------------------                         -------     -------

     March 31, 2000                             $2.90       $1.63
     June 30, 2000                              $2.94       $2.28
     September 30, 2000                         $3.16       $2.44
     December 31, 2000                          $2.31       $2.32

     March 31, 2001                             $2.53       $2.00
     June 30, 2001                              $3.20       $2.20
     September 30, 2001                         $3.06       $1.95
     December 31, 2001                          $3.40       $1.82

     APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK. The number of holders of record of the Company's no par value common stock at March 11, 2002, was 426.

     DIVIDENDS.  Holders of common stock are entitled to receive such
dividends as may be declared by the Company's Board of Directors.   The
following dividends give retroactive effect to a 2 for 1 forward stock split which became effective on June 25, 2001:

     On May 17, 2000, the Board of Directors approved a special dividend of $.125 per share on outstanding shares of its common stock to shareholders of record on June 20, 2000. This dividend was paid on July 20, 2000.

     On September 20, 2000, the Board of Directors initiated a quarterly dividend program whereby the first quarterly dividend of $.025 per share on outstanding shares of the Company's common stock to shareholders of record on September 30, 2000. This dividend was paid on October 27, 2000.

     On December 13, 2000, the Board of Directors approved a regular dividend of $.025 per share on outstanding shares of the Company's Common Stock, which such dividend was paid on February 23, 2001, to shareholders of record on January 12, 2001.

     On March 7, 2001, the Board of Directors approved a regular dividend of $.025 per share on outstanding shares of the Company's Common Stock, which such dividend was paid on May 11, 2001, to shareholders on April 12, 2001.

     On May 16, 2001, the Board of Directors approved a two for one stock split in the form of a 100% stock dividend on outstanding shares of the Company's Common Stock, which such dividend was paid on June 25, 2001, to its shareholders of record on June 11, 2001.

     On May 16, 2001, the Board of Directors also approved a regular dividend of $.025 per share on outstanding shares of the Company's Common Stock, which such dividend was paid on August 6, 2001, to shareholders of record on July 6, 2001.

     On September 19, 2001, the Board of Directors approved a regular dividend of $.025 per share on outstanding shares of the Company's Common Stock which such dividend was paid on November 2, 2001, to shareholders of record on October 5, 2001.

     On December 13, 2001, the Board of Directors approved a regular dividend of $.025 per share on outstanding shares of the Company's Common Stock and a special dividend of $.15 per share on outstanding shares of its Common Stock both of which such dividends were paid on January 21, 2002, to shareholders of record on December 26, 2001.

     Subsequent to year-end, on March 7, 2002, the Board of Directors approved a $.05 per share dividend on outstanding shares of the Company's Common Stock which dividend is to be paid on April 26, 2002, to shareholders of record on March 26, 2002.

     PRIVATE SALES OF SECURITIES. During the quarter ended December 31, 2001, the Company did not sell any securities which were not registered under the Securities Act of 1933, as amended.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

RESULTS OF OPERATIONS

     Net sales for the year ended December 31, 2001, were $14,948,935 compared to $13,459,478 for the year ended December 31, 2000. The increase in sales was primarily due to increases in the cooked meat and chicken products as well as the pesto product line. The meat product line experienced a large increase due to the acquisition of the Pan Ready production line and various accounts previously serviced by Pan Ready. This acquired product line consisted principally of various chicken products and meatballs. Swiss American manufactures these products for the Company in Lathrop, California. Foodservice accounts led the increase in the pesto product line. A large portion of this increase was represented by chain store sales and private label sales. The Company continues to focus on its customer base for all its products through promotional programs, development of new items and through the creation of innovative uses for existing product lines.

     Cost of goods sold as a percentage of net sales increased from 60.3% for the year ended December 31, 2000 to 61.4% for the year ended December 31, 2001. The increase in this percentage is due to a shift in the product mix. The product mix shifted from the pesto product line to the lower margin meat product line.

     Operating expenses as a percentage of net sales were 31.9% for the year ended December 31, 2001, compared to 30.6% for the year ended December 31, 2000. The increase in this percentage is mostly due to increases in sales related expenses. Promotional and merchandising expenses increased due to support programs utilized during the year. The product mix contributed to a higher percentage in the commissions expense because of varying percentages paid for different product lines.

     Net income from continuing operations was $634,613 for the year ended December 31, 2001, compared to $763,341 for the year ended December 31, 2000. The decrease in net income is primarily due to increased merchandising and promotional expenses to support sales.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2001, the Company had working capital of $4,184,941, a decrease of $94,781 from December 31, 2000. This decrease was the result of the Company's investment in the direct financing lease and dividend payments made during the year. These decreases were mostly offset by net income for the year ended December 31, 2001. Current assets included $4,240,741 in cash and accounts receivable. Management believes that this level of working capital is adequate to meet anticipated needs for liquidity.

     During the year ended December 31, 2001, cash provided by operating activities of the Company amounted to $905,205. This was primarily a result of the net income from operations and non-cash depreciation and amortization expense.

      During 2001, the Company acquired a meat and poultry production line from Pan Ready Foods, Inc. The Company paid a total of $566,828 for the purchase and subsequent installation of this equipment at Swiss American's Lathrop, California plant. The Company and Swiss American entered into a manufacturing and a licensing agreement. The manufacturing agreement provides for Swiss American to manufacture the various cooked meat and poultry products. The licensing agreement calls for Swiss American to pay a monthly licensing fee based on an agreed formula over an estimated 5-year period. This Licensing Agreement has been accounted for as a direct financing lease. The future licensing fees are expected to be $640,515 which amount includes estimated unearned revenue of $73,687.

     The Company presently has no material commitments for capital expenditures.

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

     The information required by these Items is incorporated herein by reference to the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held May 23, 2002.

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

10.4       Consulting Agreement with    Incorporated by reference to
           Robert P. Kraemer            Exhibit 10.13 to the Registrant's
                                        Form 10-K for the year ended
                                        December 31, 1998

10.5       Employment Agreement         Incorporated by reference to
           effective January 1,         Exhibit 10.9 to the Registrant's
           2000 with William J.         Form 10-KSB for the year ended
           Armanino, as amended         December 31, 2001.

10.6       Equipment Purchase           Filed herewith electronically
           Agreement with Pan Ready
           Foods, Inc., as amended

10.7       Manufacturing and            Filed herewith electronically
           Packaging Agreement
           with Swiss American
           Sausage Co.

10.8       License Agreement with       Filed herewith electronically
           Swiss American Sausage
           Co., as amended

10.9       Lease Agreement for          Filed herewith electronically
           30641 San Antonio Street,
           Hayward, California

10.10      Financial Advisor Services   Filed herewith electronically
           Agreement with First
           London Securities
           Corporation

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

            ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY
                     CONSOLIDATED FINANCIAL STATEMENTS

                                   CONTENTS




                                                                      PAGE

     Independent Auditors' Report .................................   F-2

     Consolidated Balance Sheet, December 31, 2001 ................   F-3

     Consolidated Statements of Operations, for the years ended
     December 31, 2001 and 2000 ...................................   F-5

     Consolidated Statement of Stockholders' Equity for the
     years ended December 31, 2001 and 2000 .......................   F-7

     Consolidated Statements of Cash Flows, for the years ended
     December 31, 2001 and 2000 ...................................   F-8

     Notes to Consolidated Financial Statements ...................   F-10

                       INDEPENDENT AUDITORS' REPORT




Board of Directors
ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY
Hayward, California


We have audited the accompanying consolidated balance sheet of Armanino Foods of Distinction, Inc. and Subsidiary as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements audited by us present fairly, in all material respects, the financial position of Armanino Foods of Distinction, Inc. and Subsidiary as of December 31, 2001 and the results of their operations and their cash flows for the years ended December 31, 2001 and 2000, in conformity with generally accepted accounting principles in the United States of America.







January 15, 2002, except for Note 13
  as to which the date is March 15, 2002
Salt Lake City, Utah

              ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY

                         CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                                           December 31,
                                                               2001
                                                           ------------

CURRENT ASSETS:
  Cash and cash equivalents                                $ 2,496,140
  Accounts receivable, net                                   1,744,601
  Inventory                                                  1,473,530
  Prepaid expenses                                             249,268
  Current portion of direct financing lease receivable         128,361
  Current deferred tax asset                                    90,000
                                                           -----------
    Total Current Assets                                     6,181,900
                                                           -----------

PROPERTY AND EQUIPMENT, net                                  3,669,287
                                                           -----------

DIRECT FINANCING LEASE RECEIVABLE , net                        512,154

OTHER ASSETS:
  Deposits                                                      32,000
  Goodwill, net                                                375,438
                                                           -----------
     Total Other Assets                                        407,438
                                                           -----------
                                                           $10,770,779
                                                           ===========






















The accompanying notes are an integral part of this financial statement.

              ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                           December 31,
                                                               2001
                                                           ------------
CURRENT LIABILITIES:
  Accounts payable                                         $ 1,085,925
  Accrued expenses                                             200,900
  Income taxes payable                                          82,506
  Dividends payable                                            555,181
  Capital lease obligation                                      42,447
                                                           -----------
     Total Current Liabilities                               1,966,959

DEFERRED TAX LIABILITY                                         365,000

DEFERRED INCOME ON DIRECT FINANCING LEASE                       73,687
                                                           -----------
     Total Liabilities                                       2,405,646
                                                           -----------
STOCKHOLDERS' EQUITY:
  Preferred stock; no par value, 10,000,000 shares
   authorized, no shares issued and outstanding                      -
  Common stock; no par value, 40,000,000 shares
   authorized, 3,166,208 shares issued and
   outstanding at  December 31, 2001                         7,776,385
  Additional paid-in-capital                                    22,311
  Retained earnings                                            566,437
                                                           -----------
     Total Stockholders' Equity                              8,365,133
                                                           -----------
                                                           $10,770,779
                                                           ===========

















The accompanying notes are an integral part of this financial statement.

            ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY

                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   For the Years Ended
                                                       December 31,
                                                --------------------------
                                                    2001          2000
                                                -----------    -----------

SALES, net of returns, discounts and slotting   $14,948,935    $13,459,478

COST OF GOODS SOLD                                9,172,684      8,115,031
                                                -----------    -----------
GROSS PROFIT                                      5,776,251      5,344,447
                                                -----------    -----------

OPERATING EXPENSES:
  General and administrative                      1,202,618      1,284,064
  Salaries, wages and related payroll taxes       1,697,646      1,452,403
  Commissions                                       529,922        430,111
  Advertising, demonstrations, promotions
   and trade allowances                           1,341,338        956,129
                                                -----------    -----------
     Total Operating Expenses                     4,771,524      4,122,707
                                                -----------    -----------
INCOME FROM OPERATIONS                            1,004,727      1,221,740
                                                -----------    -----------
OTHER INCOME (EXPENSE)
  Interest expense                                   (1,312)             -
  Interest and other income                         137,751        159,642
  Gain on sale of fixed assets                        6,000              -
                                                -----------    -----------
     Total Other Income                             142,439        159,642
                                                -----------    -----------

INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                             1,147,166      1,381,382

CURRENT TAX EXPENSE                                 485,553        343,041

DEFERRED TAX EXPENSE                                 27,000        275,000
                                                -----------    -----------
NET INCOME                                      $   634,613    $   763,341
                                                -----------    -----------











                                 [Continued]

              ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 [Continued]

                                                   For the Years Ended
                                                       December 31,
                                                --------------------------
                                                    2001          2000
                                                -----------    -----------

EARNINGS PER COMMON AND EQUIVALENT SHARES:

  BASIC EARNINGS PER SHARE                      $       .20    $       .23
                                                -----------    -----------
  WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING                                    3,151,471      3,315,358
                                                -----------    -----------
  DILUTED EARNINGS PER SHARE                    $       .20    $       .22
                                                -----------    -----------
  WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING - ASSUMING DILUTION                3,181,616      3,425,736
                                                -----------    -----------
































The accompanying notes are an integral part of these financial statements.

          ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

            FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


                                    Common Stock           Additional    Retained
                               ------------------------     Paid-in      Earnings
                                Shares        Amount        Capital      (Deficit)
                               ---------    -----------    ----------    ----------
BALANCE, December 31, 1999     3,747,162    $ 9,461,009    $  22,311     $ 515,378

Shares of restricted common
stock issued for services
rendered at $2.10 - $2.12
per share, March and October,
2000                              10,000         21,210            -             -

Shares of common stock issued
for options exercised at
$1.55 per share, May, 2000        14,446         22,348            -             -

Shares of common stock repur-
chased and canceled at $1.84 -
$3.00 per share, January to
May, 2000                       (638,000)    (1,803,569)           -             -

Dividends on common shares             -              -            -      (551,213)

Net income for the year ended
December 31, 2000                      -              -            -       763,341
                               ---------    -----------    ---------     ---------
BALANCE, December 31, 2000     3,133,608    $ 7,700,998    $  22,311     $ 727,506

Shares of common stock issued
for options exercised at $2.31
per share, June, 2001             32,600         75,387            -             -

Dividends on common shares             -              -            -      (795,682)

Net income for the year ended
December 31, 2001                      -              -            -       634,613
                               ---------    -----------    ---------     ---------
BALANCE, December 31, 2001     3,166,208    $ 7,776,385    $  22,311     $ 566,437
                               =========    ===========    =========     =========










The accompanying notes are an integral part of this financial statement.

             ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

              Increase (Decrease) in Cash and Cash Equivalents

                                                   For the Years Ended
                                                       December 31,
                                                --------------------------
                                                    2001          2000
                                                -----------    -----------
Cash Flows from Operating Activities:
  Net income                                    $   634,613    $   763,341
                                                -----------    -----------
  Adjustments to reconcile net income
    to net cash used by operations:
     Depreciation and amortization                  684,311        694,840
     Non-cash expenses                                    -         21,210
     Change in deferred tax asset/liability          27,000        275,000
     (Gain) on sale of fixed assets                  (6,000)             -
     Changes in assets and liabilities:
      (Increase) decrease in accounts receivable   (567,025)       477,714
      (Increase) in inventory                      (161,913)      (410,662)
      (Increase) decrease in prepaid expenses       (64,016)        38,033
      Increase in accounts payable, accrued
       expenses and income taxes payable            358,235        257,176
                                                -----------    -----------
        Total Adjustments                           270,592      1,353,311
                                                -----------    -----------
        Net Cash Provided by Operating
         Activities                                 905,205      2,116,652
                                                -----------    -----------
Cash Flows from Investing Activities:
  Purchases of property and equipment              (130,495)      (360,071)
  Proceeds from sale of property and equipment        6,000              -
  (Purchase) redemption of US treasury bills, net   197,881       (197,881)
  Investment in direct financing lease             (566,828)             -
  Increase in deposits                              (19,000)             -
                                                -----------    -----------
        Net Cash Used by Investing Activities      (512,442)      (557,952)
                                                -----------    -----------
Cash Flows from Financing Activities:
  Payments on capital lease obligations             (52,220)       (47,623)
  Proceeds from common stock issuances               75,387         22,348
  Dividends paid                                   (320,182)      (471,532)
  Purchase of treasury stock                              -     (1,803,569)
                                                -----------    -----------
        Net Cash Used by Financing Activities      (297,015)    (2,300,376)
                                                -----------    -----------
Net Increase (Decrease) in Cash and Cash
 Equivalents                                         95,748       (741,676)

Cash and Cash Equivalents at Beginning of
 Period                                           2,400,392      3,142,068
                                                -----------    -----------
Cash and Cash Equivalents at End of Period      $ 2,496,140    $ 2,400,392
                                                -----------    -----------
                                  [Continued]

            ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

              Increase (Decrease) in Cash and Cash Equivalents
                                 [Continued]

                                                   For the Years Ended
                                                       December 31,
                                                --------------------------
                                                    2001          2000
                                                -----------    -----------
Supplemental Disclosures of Cash Flow
  Information:
   Cash paid during the period for:
      Interest                                  $     1,312    $         -
      Income taxes                              $   581,206    $   239,657

Supplemental Disclosures of Non-Cash
 Investing and Financing Activities:
   For the year ended December 31, 2001:
      None
   For the year ended December 31, 2000:
      The Company issued a total of 10,000 shares of restricted common stock in exchange for services rendered of $21,210.






























The accompanying notes are an integral part of these financial statements.

            ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Basis of Presentation - The consolidated financial statements include the accounts of Armanino Foods of Distinction, Inc. [Parent], which is engaged in the production and marketing of upscale and innovative food products, including primarily frozen pesto sauces, frozen pasta products, cooked and frozen meat and poultry products and other frozen Italian entrees, and it's wholly-owned dormant subsidiary AFDI, Inc. [Subsidiary] incorporated in May 1995.

Consolidation - All significant intercompany transactions between Parent and Subsidiary have been eliminated in consolidation.

Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents [See Note 3]. The Company had $46,724 in excess of federally insured amounts in its bank accounts at December 31, 2001.

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

Accounts Receivable - Accounts receivable consist of trade receivables arising in the normal course of business. At December 31, 2001 the Company has established an allowance for doubtful accounts of $7,500. Amounts written off for the years presented are insignificant for disclosure.

Inventory - Inventory is carried at the lower of cost or market, as determined on the first-in, first-out method.

Property and Equipment - Property and equipment are stated at cost. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized, upon being placed in service. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is computed for financial statement purposes on a straight-line basis over the estimated useful lives of the assets which range from two to twenty years. For federal income tax purposes, depreciation is computed under the modified accelerated cost recovery system.

Goodwill - Goodwill represents the excess of the cost of purchasing Alborough, Inc. over the fair market value of the assets at the date of acquisition, and is being amortized on the straight-line method over 15 years. Amortization expense of $42,000 and $42,000 was charged to operations for 2001 and 2000, respectively.

            ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

Revenue Recognition - Revenue from product sales net of allowances for returns, discounts, and slotting is recognized at the time of shipment.

Advertising Cost - Cost incurred in connection with advertising of the Company's products are expensed as incurred. Such costs amounted to $48,333 and $18,920 for 2001 and 2000, respectively.

Research and Development Cost - The Company expenses the cost of developing new products as incurred as research and product development costs. Included in general and administrative expense at December 31, 2001 and 2000 are $10,876 and $36,506, respectively, of research and development costs associated with the development of new products.

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

Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets", SFAS No. 143, "Accounting for Asset Retirement Obligations" and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" were recently issued. SFAS No. 141, 142, 143 and 144 have no current applicability to the Company or their effect on the financial statements would not have been significant. During December 31, 2001, the Company adopted Emerging Issue Task Force 00-25 "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products", requiring the Company to reclassify slotting expenses paid to resellers from Advertising, Demonstrations, Promotions and Trade Allowances to Net Revenues. Prior year financial statements have been reclassified to reflect the change in accounting principle.

            ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

Restatement - The financial statements for the years prior to the year ended December 31, 2001 have been restated to reflect a 2 for 1 forward stock split effective June 25, 2001.

NOTE 2 - RELATED PARTY TRANSACTIONS

Fees paid to related parties - Amounts paid to related parties are as follows:

                                                   For the Years Ended
                                                       December 31,
                                                --------------------------
                                                    2001          2000
                                                -----------    -----------
Accounting fees paid to a company controlled
   by a shareholder and a director               $ 11,676       $ 10,816

Repurchase of common stock - During May 2000, The Company repurchased 440,000 shares of the Company common stock for $1,320,000 from an affiliate of a former director of the Company.

Stock issuances - During March 2000, the Company issued 6,000 shares of common stock to an employee for service rendered valued at $12,585.

NOTE 3 - TREASURY BILL / CASH EQUIVALENTS

At December 31, 2001, Treasury bills and cash equivalents consisted of US treasury bills, which are carried at their amortized costs, as follows and presented as cash equivalents in the accompanying financial statements:

                                      Amortized       Market       Maturity
  Date Acquired     Maturity Date       Cost          Value         Value
  -------------     -------------    ----------     ----------    ----------
   12/7/01            1/10/02            99,973         99,973       100,000
   12/21/01           1/10/02           499,850        499,850       500,000
   12/21/01           1/24/02         1,748,593      1,748,593     1,750,000
                                     ----------     ----------    ----------
                                      2,348,416      2,348,416     2,350,000
   Cash Equivalents                   2,348,416      2,348,416     2,350,000
                                     ----------     ----------    ----------
                                     $        -     $        -    $        -
                                     ==========     ==========    ==========
NOTE 4 - INVENTORY

Inventory consists of the following at December 31, 2001:

                                                            2001
                                                         ----------
     Raw materials and supplies                          $  360,187
     Finished goods                                       1,113,343
                                                         ----------
                                                         $1,473,530
                                                         ==========
                                     F-12


               ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment (including capitalized leases) consists of the following at December 31, 2001:

                                                            2001
                                                         -----------
     Office equipment                                    $   391,999
     Machinery and equipment                               5,233,351
     Leasehold improvements                                1,920,398
                                                         -----------
                                                           7,545,748
     Less: Accumulated depreciation and amortization      (3,876,461)
                                                         -----------
                                                         $ 3,669,287
                                                         ===========

Depreciation expense amounted to $642,311 and $652,840 for the years ended December 31, 2001 and 2000, respectively.

NOTE 6 - INVESTMENT IN DIRECT FINANCING LEASE

During the year ended December 31, 2001, the Company acquired a meat and poultry production line from Pan Ready Foods, Inc. and entered into a strategic alliance licensing agreement with Swiss American Sausage Co. a subsidiary of Provena Foods, Inc. Swiss American is a manufacturer of processed meat products. The strategic alliance provides for the Company to license to Swiss American the equipment. The Company also entered into a manufacturing and packaging agreement which calls for Swiss American to manufacture and package cooked meat and poultry products based on the Company's proprietary formulas. The agreements call for the Company to receive a licensing fee of $640,515. The licensing fee will be payable in monthly installments equal to $0.05 per pound multiplied by the number of pounds of product purchased by the Company during the previous month. The manufacturing and packaging agreement expires September 30, 2006 with an automatic one year extension unless either party gives notice at least twelve months prior to the original expiration. This licensing agreement has been accounted for as a direct financing lease. Following is a summary of the components of the Company's net investment in the direct financing lease at December 31, 2001:

      Total minimum lease payments to be received         $   640,515
      Less unearned revenue                                   (73,687)
                                                          -----------
         Net investment in direct financing lease         $   566,828
                                                          ===========






                                      F-13


              ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - INVESTMENT IN DIRECT FINANCING LEASE [Continued]

Estimated minimum future rentals to be received each of the next five years on the non-cancelable lease as of December 31, 2001 are as follows:

          Year ending December 31,
          ------------------------
                   2002                     $ 128,361
                   2003                       128,361
                   2004                       128,361
                   2005                       128,361
                   2006                       127,071
                 Thereafter                         -
                                            ---------
                                            $ 640,515
                                            =========

NOTE 7 - LEASES

Capital Leases - The Company is the lessee of equipment under a capital lease expiring in 2002. The assets and liabilities under the capital lease were recorded at the lower of the present value of the minimum lease payments or the fair value of the assets at the time of purchase. The asset is amortized over its related lease term. Amortization expense of $50,000 for the assets under the capital lease and have been included in depreciation expense for 2001 and 2000.

Equipment at December 31, 2001 under capital lease obligations is as follows:

                                                2001
                                             ---------
          Equipment                          $ 234,675
          Less: Accumulated amortization      (211,734)
                                             ---------
                                             $  22,941
                                             =========

Total future minimum lease payments, executory costs and current portion of capital lease obligations are as follows:

          Year ending December 31,                Lease Payments
          ------------------------                --------------
                   2002                              $ 44,100
                                                     --------
          Total future minimum lease payments        $ 44,100
          Less:  interest and executory costs          (1,653)
                                                     --------
          Present value of the future minimum
           lease payments                              42,447
          Less: Lease current portion                 (42,447)
                                                     --------
          Capital lease obligations - long term      $      -
                                                     ========
                                      F-14



              ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - LEASES [Continued]

Operating Leases - The Company leases its office and production facility under an operating lease expiring in August 2003, with options to extend through August 2013 at fair market rates. During December 2001 the Company entered into an operating lease for additional office and storage space expiring in December 2008. The Company also leases equipment under an operating lease expiring upon 90 days written notice.

The future minimum lease payments for non-cancelable operating leases having remaining terms in excess of one year as of December 31, 2001 are as follows:

          Year ending December 31,                Lease Payments
          ------------------------                --------------
                   2002                              $ 176,192
                   2003                                136,800
                   2004                                 78,912
                   2005                                 78,912
                   2006                                 78,912
                Thereafter                             157,824
                                                     ---------
          Total Minimum Lease Payments               $ 707,552
                                                     =========

Lease expense charged to operations was $105,225 and $99,329 for the years ended December 31, 2001 and 2000.

NOTE 8 - AGREEMENTS AND COMMITMENTS

Manufacturing - Certain of the Company's products are manufactured and packaged on a "co-pack" or "toll-pack" basis by third parties at agreed upon prices. The agreements with the co-packers have terms of one year and allow for periodic price adjustments. These agreements generally allow for either party to give a two months cancellation notice.

401(K) Profit Sharing Plan - The Company has a 401(K) profit sharing plan and trust that covers all employees. Any employees who are employed by the Company during a six consecutive month period and have reached age 21 are eligible to participate in the plan. The plan became effective January 1, 1993 and has a plan year of January 1 through December 31. During 2001 and 2000 contributions to the plan charged to operations were $ 36,223 and $21,594, respectively.

Employment Agreement - The Company maintains an employment agreement with it's president. The agreement contains a change in control provision that would entitle the president to receive one years salary and incentive compensation if there is a change in control and termination of his employment. The employment agreement also provides for severence benefits, disability and death benefits.

             ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes [SFAS No. 109]. SFAS No. 109 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards. At December 31, 2001, the total of all deferred tax assets was $90,000 and the total of the deferred tax liabilities was $365,000. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company's future earnings, and other future events, the effects of which cannot be determined.

The components of income tax expense from continuing operations for the years ended December 31, 2001 and 2000 consist of the following:

                                                    2001          2000
                                                -----------    -----------
   Current income tax expense:
    Federal                                     $   402,348    $   317,914
    State                                            83,205         25,127
                                                -----------    -----------
     Current tax expense                            485,553        343,041
                                                -----------    -----------
   Deferred tax expense (benefit) arising from:
    Excess of tax over financial
     accounting depreciation                    $   (33,000)   $       585
    Carryforward of excess contributions                  -         21,266
    Reserve for accrued vacation                     (5,145)       (24,011)
    Alternative minimum tax credit                   66,011        179,303
    Inventory 263A adjustment                          (866)        (3,095)
    State investment tax credits                          -        100,952
                                                -----------    -----------
     Net deferred tax expense                   $    27,000    $   275,000
                                                -----------    -----------

Deferred income tax expense results primarily from the reversal of temporary timing differences between tax and financial statement income.

A reconciliation of income tax expense at the federal statutory rate to income tax expense at the company's effective rate is as follows:

                                                    2001          2000
                                                -----------    -----------
   Computed tax at the expected
     statutory rate                             $   390,036    $   469,670
   State and local income taxes, net of
     federal benefit                                 66,930         80,595
   Non-deductible expenses                           14,821         16,201
   Goodwill amortization                             15,336         16,730
   State tax credits                                 25,742         37,291
   Other Items                                         (312)        (2,446)
                                                -----------    -----------
     Income tax expense                         $   512,553    $   618,041
                                                ===========    ===========

              ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - INCOME TAXES [Continued]

The temporary differences, tax credits and carryforwards gave rise to the following deferred tax asset (liability) at December 31, 2001:

                                                  2001
                                               ----------
     Excess of tax over book accounting
      depreciation                             $ (365,000)
                                               ----------
          Total deferred tax liabilities       $ (365,000)
                                               ----------
     Inventory 263A adjustment                     14,328
     State alternative minimum tax credits         46,515
     Reserve for accrued vacation                  29,157
                                               ----------
          Total Current tax assets             $   90,000
                                               ==========

The alternative minimum tax credits have no date of expiration and are available to offset the Company's future income tax liability.

Management estimates that the Company will generate adequate net profits to use alternative minimum tax credits, consequently, a valuation allowance has not been recorded.

NOTE 10 - EARNINGS PER SHARE

The following data shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of potential dilutive common stock for the years ended December 31, 2001 and 2000:

                                                   For the Years Ended
                                                       December 31,
                                                --------------------------
                                                    2001          2000
                                                -----------    -----------
   Income from continuing operations available
    to common stockholders                      $   634,613    $   763,341
                                                -----------    -----------
   Weighted average number of common shares
    outstanding used in basic earnings per
    share                                         3,151,471      3,315,358
   Effect of dilutive securities:
    Stock options                                    30,145        110,378
                                                -----------    -----------
   Weighted number of common shares and
    potential dilutive common shares outstand-
    ing used in dilutive earnings per share       3,181,616      3,425,736
                                                ===========    ===========

The Company had at December 31, 2001 and 2000 options to purchase 731,800 and 212,520 shares of common stock , respectively, at prices ranging from $2.14 to $2.85 per share, that were not included in the computation of diluted earnings per share because their effect was anti-dilutive (the options exercise price was greater than the average market price of the common shares).

             ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11 - STOCKHOLDERS' EQUITY

Common Stock - During 2000 the Company purchased 198,000 shares of common stock for $483,569 on the open market. Also, during May 2000, the Company repurchased from an affiliate of a former director of the Company 440,000 shares of common stock for $1,320,000.

Stock Splits During 2001, the Company approved a 2 for 1 stock split of all its previously issued outstanding common stock. The split was effective for shareholders of record on June 11, 2001 and distributed on June 25, 2001. The effect of this common stock split has been reflected in these financials statements.

Common Stock Issuances - During 2000, the company issued 10,000 shares of restricted common stock valued at $21,210 , in exchange for services rendered. The restricted stock issued during the years ended December 31, 2000 for non-cash consideration were valued at the mean between the closing bid less 25%-35% attributable to the transferability restrictions of the stock. During 2001 and 2000, the Company issued 32,600 and 14,446 shares of stock, at $2.31 and $1.55 per share, respectively, upon exercise of stock options under the 1993 stock option plan.

Preferred Stock - The Company is authorized to issue 10,000,000 shares of no par value preferred stock with such rights and preferences and in such series as determined by the Board of Directors at the time of issuance. No shares are issued or outstanding as of December 31, 2001 and 2000.

Stock Options - During the periods presented in the accompanying financial statements the Company has granted options under the 1993 Stock Options Plan (the Plan) and executive and other employment agreements. The Corporation has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans or other agreements. Had compensation cost for the Company's stock option plan and agreements been determined based on the fair value at the grant date for awards in 2001 and 2000 consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                    2001          2000
                                                -----------    -----------
     Net Income                   As reported   $   634,613    $   763,341
                                  Proforma      $   479,206    $   667,282

     Basic earnings per share     As reported   $       .20    $       .23
                                  Proforma      $       .15    $       .20

     Diluted earnings per share   As reported   $       .20    $       .22
                                  Proforma      $       .15    $       .19

               ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - STOCKHOLDERS' EQUITY [Continued]

The fair value of each option granted is estimated on the date granted using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the period ended December 31, 2000 risk-free interest rates of 6.3% expected dividend yields of zero, expected life of 7 years, and expected volatility 58%.

1993 Stock Option Plan - During 1993 and later amended in 1995 and 1996, the Board of Directors adopted a Stock Option Plan (the Plan). Under the terms and conditions of the Plan, the board is empowered to grant stock options to employees, officers, directors and consultants of the Company. Additionally, the Board will determine at the time of granting the vesting provisions and whether the options will qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code (Section 422 provides certain tax advantages to the employee recipients). The Plan was approved by the shareholders of the Company at its 1993 annual shareholder meeting. The total number of shares of common stock available under the Plan may not exceed 1,300,000. At December 31, 2001 and 2000, total options available to be granted under the Plan amounted to 294,554 and 242,754, respectively.

A summary of the status of the options granted under the Company's stock option plan and other agreements at December 31, 2001 and 2000, and changes during the years then ended is presented below:

                                December 31, 2001            December 31, 2000
                          ---------------------------    ---------------------------
                                     Weighted Average               Weighted Average
                          Shares      Exercise Price     Shares      Exercise Price
                          -------    ----------------    -------    ----------------
Outstanding at beginning
  of period               999,400         $2.52          745,080         $2.42
Granted                         -             -          298,520         $2.64
Exercised                 (32,600)        $2.31          (14,446)        $1.55
Forfeited                 (23,800)        $2.49          (29,754)        $1.66
Expired                   (28,000)        $2.54                -             -
                          -------         -----          -------         -----
Outstanding at end of
  period                  915,000         $2.53          999,400         $2.52
                          -------         -----          -------         -----
Weighted average fair
 value of options
 granted during the year        -             -          298,520         $1.55
                          =======         =====          =======         =====


              ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - STOCKHOLDERS' EQUITY [Continued]

A summary of the status of the options outstanding under the Company's stock option plans and employment agreements at December 31, 2001 is presented below:

   Options Outstanding   Options Exercisable

   Range of                  Weighted-Average   Weighted-Average                Weighted-Average
   Exercise      Number      Remaining              Exercise          Number         Exercise
   Prices      Outstanding   Contractual Life        Price         Exercisable        Price
-------------  -----------   ----------------   ----------------   -----------  ----------------
$2.54 - $2.86    289,920        5.5 years           $2.64            181,572          $2.62
$2.15 - $2.54     43,080        6.1 years           $2.51             43,080          $2.51
$2.31            180,000        3.1 years           $2.31            180,000          $2.31
$2.54 - $2.74     62,000        1.4 years           $2.57             62,000          $2.57
$2.54            340,000        3.2 years           $2.54            340,000          $2.54
                 -------                                             -------
                 915,000                                             806,652

NOTE 12 - SIGNIFICANT CUSTOMERS

The Company sells its products through a network of independent food brokers who are paid commissions ranging from 3% to 5% of sales depending on products sold and selling price. A significant percentage of the Company's total sales is sold through 3 or fewer brokers. The following table lists the total sales from continuing operations through brokers that accounted for 10% or more of total sales:

                                            December 31,
                                     ------------------------
                                         2001         2000
                                     ----------    ----------
          Broker A                   $        -    $1,601,642
          Broker B                    1,890,741     1,607,312
          Broker C                    2,524,173     2,489,873



NOTE 13 - SUBSEQUENT EVENT

Subsequent to the year ended December 31, 2001, employees, a director and a former director exercised options to purchase a total of 72,200 common shares at $2.31 to $2.69 per share.

                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the under-

signed, thereunto duly authorized.

                                    ARMANINO FOODS OF DISTINCTION, INC.


Dated: March 27, 2002               By:/s/ William J. Armanino
                                       William J. Armanino, President

     In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     Signature                         Capacity                    Date


/s/ William J. Armanino         President, Chief Executive   March 27, 2002
William J. Armanino             Officer and Chairman of
                                the Board


/s/ Edmond J. Pera              Treasurer, Chief Financial   March 27, 2002
Edmond J. Pera                  Officer, Secretary and
                                Director



/s/ John J. Micek, III          Director                     March 27, 2002
John J. Micek, III



/s/ David Scatena               Director and Vice Chairman   March 27, 2002
David Scatena                   of the Board



/s/ Tino Barzie                 Director                     March 27, 2002
Tino Barzie



/s/ Joseph F. Barletta          Director                     March 27, 2002
Joseph F. Barletta


/s/ Douglas R. Nichols          Director                     March 27, 2002
Douglas R. Nichols