Form 10QSB
period 2002-03-31
ARMANINO FOODS OF DISTINCTION INC /CO/
filed 2002-05-13
CIK 814339

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549


                                    FORM 10-QSB


                    QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                         For Quarter Ended March 31, 2002

                           Commission File No. 0-18200

                        ARMANINO FOODS OF DISTINCTION, INC.
        (Exact name of small business issuer as specified in its charter)


               COLORADO                                 84-1041418
     ----------------------------              --------------------------
     (State or other jurisdiction              (I.R.S. Employer Identifi-
    incorporation or organization)                   cation Number)


                     30588 San Antonio St., Hayward, CA 94544
                  ------------------------------------------------
                  (Address of principal executive office)(Zip Code)


Issuer's telephone number, including area code: (510) 441-9300

Check whether the issuer (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes  [X]  No  [ ]


There were 3,238,408 shares of the Issuer's Common Stock outstanding as of March 31, 2002.

Transitional Small Business disclosure Format.    Yes [ ]   No [X]




















                         PART I - FINANCIAL INFORMATION
                       ARMANINO FOODS OF DISTINCTION, INC.
                      Condensed Consolidated Balance Sheets
                                  (Unaudited)
                                     ASSETS

                                          March 31,2002   December 31, 2001
                                          -------------   -----------------

Current Assets:
 Cash and cash equivalents                 $ 1,954,633      $ 2,496,140
 Accounts receivable, net                    1,443,142        1,744,601
 Inventory                                   1,739,248        1,473,530
 Prepaid expenses                              347,557          249,268
 Current portion of direct financing
  lease receivable                             128,361          128,361
 Current deferred tax asset                     82,832           90,000
                                           -----------      -----------
     Total Current Assets                    5,695,773        6,181,900

Property and Equipment, net                  3,600,400        3,669,287
Direct financing lease receivable, net         482,970          512,154

Other Assets:
 Deposits                                       32,000           32,000
 Goodwill, net                                 375,438          375,438
                                           -----------      -----------
     Total Other Assets                        396,938          407,438
                                           -----------      -----------
     Total Assets                          $10,186,581      $10,770,779
                                           ===========      ===========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Accounts payable & accrued expenses       $ 1,066,737      $ 1,286,825
 Income taxes payable                           42,009           82,506
 Dividends payable                             163,272          555,181
 Capital leases obligation                      28,623           42,447
                                           -----------      -----------
     Total Current Liabilities               1,300,641        1,966,959

Deferred tax liability                         365,000          365,000
Deferred income on direct financing lease       70,329           73,687
                                           -----------      -----------
     Total Liabilities                       1,735,970        2,405,646

Stockholders' Equity:
 Preferred stock; no par value,
  10,000,000 shares authorized, no shares
  issued and outstanding
 Common stock; no par value, 40,000,000
  shares authorized, 3,238,408 and
  3,166,208 shares issued and outstanding
  at March 31, 2002 and December 31, 2001,
  respectively                               7,957,838        1,776,385
 Additional paid in capital                     22,311           22,311
 Retained earnings                             470,462          566,437
                                           -----------      -----------
     Total Stockholders' Equity              8,450,611        8,365,133
                                           -----------      -----------
Total Liabilities & Stockholders' Equity   $10,186,581      $10,770,779
                                           ===========      ===========

The accompanying notes are an integral part of these condensed financial statements. The balances for December 31, 2001 were taken from the audited financial statements at that date and condensed.

                         PART I - FINANCIAL INFORMATION
                       ARMANINO FOODS OF DISTINCTION, INC.
                  Condensed Consolidated Statements of Operations
                   For the Quarter Ended March 31, 2002 and 2001
                                  (Unaudited)

                                              March 31, 2002  March 31, 2001
                                              --------------  --------------

Net Sales                                       $3,649,903      $3,132,444
Cost of Goods Sold                               2,303,726       1,942,514
                                                ----------      ----------
     Gross Profit                                1,346,177       1,189,930

Operating Expenses:
 General and administrative                        368,199         374,957
 Salaries and wages                                373,717         369,391
 Commissions                                       133,391         103,946
 Advertising, demonstrations and promotions        369,118         239,512
                                                ----------      ----------
     Total Operating Expenses                    1,244,425       1,087,806

Income From Operations                             101,752         102,124

Other Income                                        16,313          38,954
                                                ----------      ----------
Income From Continuing Operations Before
 Income Taxes                                      118,065         141,078

Current Tax Expense                                 43,600          51,600
Deferred Tax Expense                                 7,168          10,474
                                                ----------      ----------
Net Income                                      $   67,297      $   79,004
                                                ==========      ==========
Basic Earnings Per Share                        $      .02      $      .03
                                                ==========      ==========
Weighted Average Common Shares Outstanding       3,187,419       3,133,608
                                                ==========      ==========
Diluted Earnings Per Share                      $      .02      $      .03
                                                ==========      ==========

Weighted Average Common Shares Outstanding
 Assuming Dilution                               3,480,581       3,133,608
                                                ==========      ==========


















The accompanying notes are an integral part of these condensed financial statements.

                        PART I - FINANCIAL INFORMATION
                      ARMANINO FOODS OF DISTINCTION, INC.
                 Condensed Consolidated Statements of Cash Flows
                For the Three Months Ended March 31, 2002 and 2001
                                  (Unaudited)

                                              March 31, 2002  March 31, 2001
                                              --------------  --------------
Cash Flows From Operating Activities:
  Net income                                    $   67,297      $   79,004
  Adjustment to reconcile net income to net
   cash provided by operations:
    Depreciation and amortization                  156,074         180,500
    Provision for deferred taxes                     7,168          10,474
    Earned revenue from direct financing lease      (3,358)           -
    Changes in assets and liabilities:
     (Increase)/Decrease in accounts receivable    301,459        (173,620)
     (Increase)/Decrease in inventories           (265,718)         19,872
     (Increase) in prepaid expenses                (98,289)         (5,051)
     Decrease in accounts payable and
      accrued expenses                            (220,088)       (246,198)
     Increase/(Decrease) in income taxes
      payable                                      (40,497)         51,600
                                                ----------      ----------
     Total Adjustments                            (163,249)       (162,423)
                                                ----------      ----------
     Net Cash Used By Operating Activities         (95,952)        (83,419)

Cash Flows From Investing Activities:
 Capital expenditures                              (87,187)        (32,984)
 Payments received from direct financing lease      29,184            -
 Purchase/Reduction of U.S. Treasury Bills, net       -            197,882
                                                ----------      ----------
     Net Cash Provided By (Used For)
      Investing Activities                         (58,003)        164,898
                                                ----------      ----------
Cash Flows From Financing Activities:
 Dividends paid                                   (555,181)        (79,681)
 Proceeds from exercise of stock options           181,453            -
 Payments on capital lease obligations             (13,824)        (12,607)
                                                ----------      ----------
     Net Cash (Used For) Financing Activities:    (387,552)        (92,288)

Net Decrease In Cash and Cash Equivalents         (541,507)        (10,809)

Cash and Cash Equivalents Beginning of Period    2,496,140       2,400,392
                                                ----------      ----------
Cash and Cash Equivalents End of Period         $1,954,633      $2,389,583
                                                ==========      ==========













The accompanying notes are an integral part of these condensed financial statements.

                           PART I - FINANCIAL INFORMATION
                         ARMANINO FOODS OF DISTINCTION, INC.
                Notes to Condensed Consolidated Financial Statements
                                  March 31, 2002
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles of the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. It is suggested that these condensed consolidated financial statements be read in conjunction with the December 31, 2001 audited financial statements and notes thereto for Armanino Foods of Distinction, Inc. The results of operations for the periods ended March 31, 2002 and 2001 are not necessarily indicative of the operating results for the full year.

     The condensed consolidated financial statements include the accounts of Armanino Foods of Distinction, Inc. ("Parent") and it's wholly-owned dormant subsidiary AFDI, Inc.

     For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments (Treasury Bills) purchased with a maturity of three months or less to be cash equivalents.

     Intangible Assets - The Company acquired a subsidiary (Alborough, Inc.) during May 1996. The Company recorded goodwill in the amount of $609,938 as part of the purchase. During the three months ended March 31, 2002 the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets". The Company has classified its goodwill as indefinate-life intangible assets and accordingly has stopped recording amortization. The Company has no other indefinite-life or definite-life intangible assets. (See Note 6)

     On December 31, 2001, the Company adopted Emerging Issue Task Force 00-25 "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products", requiring the Company to reclassify slotting expenses paid to resellers from Advertising, Demonstrations, Promotions and Trade Allowances to net revenues. Prior year financial statements have been reclassified to reflect the changes in accounting principle.

     Earnings Per Share - The Company calculates earnings per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share", which requires the Company to present basic and diluted earnings per share. The computation of basic earnings per share is based on the weighted average number of shares outstanding during the periods presented. The computation of diluted earnings per share is based on the weighted average number of outstanding common shares during the year plus, when their effect is dilutive, additional shares assuming the exercise of certain vested and non-vested stock options and warrants, reduced by the number of shares which could be purchased from the proceeds.

                           PART I - FINANCIAL INFORMATION
                         ARMANINO FOODS OF DISTINCTION, INC.
                Notes to Condensed Consolidated Financial Statements
                                  March 31, 2002
                                   (Unaudited)

NOTE 1 - CONTINUED

     The weighted average common shares and common equivalent shares outstanding for purposes of calculating earnings per share was as follows:

                                              March 31, 2002   March 31, 2001
                                              --------------   --------------
Weighted average common shares outstanding
used in basic earnings per share for the
three months ending                              3,187,419       3,133,608

Effect of dilutive stock options                   293,162            -
                                                 ---------       ---------
Weighted average common shares and potential
dilutive common equivalent shares outstanding
used in dilutive earnings per share              3,480,581       3,133,608
                                                 =========       =========

     For the three months ended March 31, 2002 the Company had no stock options that could potentially dilute earnings per share in the future that were not included in the diluted computation because to do so would have been antidilutive for the periods presented.

NOTE 2 - INVENTORY

     Inventory is carried at the lower of cost or market with cost being determined on the first-in, first-out method and consisted of the following at March 31, 2002 and December 31, 2001:

                                           March 31, 2002  December 31, 2001
                                           --------------  -----------------

Raw materials & supplies                     $  441,458       $  360,187
Finished goods                                1,297,790        1,113,343
                                             ----------       ----------
                                             $1,739,248       $1,473,530
                                             ==========       ==========

NOTE 3 - RELATED PARTY TRANSACTIONS

     The Company incurred $1,770 and $5,145 respectively, for the three months ended March 31, 2002 and 2001, in accounting and consulting fees to Polly, Scatena, Vasheresse & May (formerly Polly, Scatena, Gekakis & Co.), an accounting firm, the managing partner of which is also a stockholder and director of the Company. Services provided by the accounting firm are an extension of the internal accounting functions of the Company, as well as management, business and systems consulting.

     The Company incurred $6,000 for the quarter ended March 31, 2002 in consulting fees to First London Securities Corporation. A director of the company is a 50% shareholder of DGN Securities which owns 100% of First London Securities Corporation.

                           PART I - FINANCIAL INFORMATION
                         ARMANINO FOODS OF DISTINCTION, INC.
                Notes to Condensed Consolidated Financial Statements
                                  March 31, 2002
                                   (Unaudited)

NOTE 4 - PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                           March 31, 2002  December 31, 2001
                                           --------------  -----------------

Furniture & Office Equipment                 $  399,715       $  391,999
Plant Machinery & Equipment                   5,301,989        5,233,351
Leasehold Improvements                        1,927,731        1,920,398
                                             ----------       ----------
                                              7,629,435        7,545,748
Accumulated Depreciation                     (4,029,035)      (3,876,461)
                                             ----------       ----------
                                             $3,600,400       $3,669,287
                                             ==========       ==========

NOTE 5 - STOCKHOLDERS' EQUITY

     Stock Options:

     As of March 31, 2002, the Company had 842,800 outstanding stock options to purchase the Company's stock at prices ranging from $2.15 to $2.86 per share to current and former employees, directors and former consultants, expiring in May 2002 through August 2010.

     During the quarter ended March 31, 2002, the Company received $181,453 from the issuance of 72,200 shares at prices ranging from $2.31 to $2.69 in connection with options exercised under the 1993 Stock Option Plan.

     Dividends

     On March 14, 2002, the Company declared a cash dividend of $.05 per share payable to shareholders of record on March 26, 2002. The cash dividend in the amount of $163,272 including fees was paid on April 26, 2002.


NOTE 6 - INTANGIBLE ASSETS

     At March 31, 2001, the Company has $375,438 in goodwill classified as an indefinite-life intangible assets. During the three months ended March 31, 2002 and 2001, the Company expensed $0 and $10,500, respectively, as amortization expense. In accordance with SFAS No. 142, the Company completed its initial test of the Company's intangible assets for impairment during the first quarter of the 2002 fiscal year. The Company used the quoted market price of it stock to test its intangible assets for impairment and determined that the Company's goodwill was not impaired.

     Previous to full application of SFAS No. 142 on January 1, 2002, the Company's goodwill was being amortized on a straight-line basis over the estimated useful life of fifteen years, in accordance with Accounting Principles Board Opinion No. 17, "Intangible Assets".

                          PART I - FINANCIAL INFORMATION
                         ARMANINO FOODS OF DISTINCTION, INC.
                Notes to Condensed Consolidated Financial Statements
                                 March 31, 2002
                                   (Unaudited)

NOTE 6 - CONTINUED

     If SFAS No. 142 had been applied in all periods presented, it would have the following effects:

                                              For the Three Months Ended
                                            March 31, 2002   March 31, 2001
                                            --------------   --------------

Income from continuing operations             $ 118,065       $ 141,078
Add amortization of assets no longer
 being amortized                                   -             10,500
                                              ---------       ---------
Adjusted income from continuing operations    $ 118,065       $ 151,578
                                              ---------       ---------

Net income as reported                        $  67,297       $  79,004
Add amortization of assets no longer
 being amortized                                   -             10,500
                                              ---------       ---------
Adjusted net income                           $  67,297       $  89,504
                                              ---------       ---------

Net income as reported per common share       $     .02       $     .03

Add amortization of assets no longer
 being amortized per common share
                                              ---------       ---------

Adjusted net income per common share          $     .02       $     .03
                                              ---------       ---------

Net income as reported per common
share assuming dilution                       $     .02       $     .03

Add amortization of assets no longer
 being amortized per common share
                                              ---------       ---------
Adjusted net income per common share
 assuming dilution                            $     .02       $     .03
                                              =========       =========

NOTE 7 - SUBSEQUENT EVENT

     Subsequent to March 31, 2002 an employee and a former director exercised options to purchase a total of 9,700 common shares at prices ranging from $2.30 to $2.69 per share.

                          PART I - FINANCIAL INFORMATION

                   ITEM II:  MANAGEMENT'S DISCUSSION AND ANALYSIS
                             OR PLAN OF OPERATIONS


QUARTER ENDED MARCH 31, 2002 AND QUARTER ENDED MARCH 31, 2001

     Net sales for the quarter ended March 31, 2002 were $3,649,903 compared to $3,134,377 for the quarter ended March 31, 2001. The sales increase is primarily attributable to increases of the Company's meatball and chicken product line in both the retail and foodservice areas. Additionally, increased sales of the pasta product line in the retail segment of the business contributed to increased sales in the first quarter of the year.
The Company is expanding into the retail segment of the business through slotting and promotional programs. Furthermore, the Company continues to focus its efforts on expanding its customer base for all of its products through various promotional programs.

     Cost of goods sold as a percentage of net sales increased from 62% for the quarter ended March 31, 2001 to 63.1% for the quarter ended March 31, 2002. The increase in this percentage is due to the shift in the product mix favoring the lower margin meat and pasta products.

     Operating expenses as a percentage of net sales were 34.1% for the quarter ended March 31, 2002 as compared to 34.7% for the quarter ended March 31, 2001. The decrease in the percentage is due to increased sales. The increase in the dollar amount of operating expenses is primarily due to an increase in promotional spending. The Company is promoting products in both the retail and foodservice areas.

     Net income for the quarter ended March 31, 2002 was $67,297 compared to net income of $79,004 for the quarter ended March 31, 2001. The decrease in net income was primarily due to higher promotional costs.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2002, the Company had working capital of $4,395,132, an increase of $180,191. The increase in working capital is primarily due to net income and cash received from the exercise of stock options. Current assets included $3,397,775 in cash, cash equivalents and accounts receivable. Management believes that this level of working capital is adequate to meet anticipated needs for liquidity.

     During the three months ended March 31, 2002, cash used by operating activities of the Company amounted to $95,952.

     The Company presently has no commitments for material capital expenditures.

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

                                  ARMANINO FOODS OF DISTINCTION, INC.



Dated:  May 10, 2002              By:/s/ William J. Armanino
                                     William J. Armanino
                                     President
                                     Chief Executive Officer



Dated:  May 10,2002               By:/s/ Edmond J. Pera
                                     Edmond J. Pera
                                     Secretary
                                     Treasurer
                                     Chief Financial Officer