Form 10QSB
period 2002-06-30
ARMANINO FOODS OF DISTINCTION INC /CO/
filed 2002-08-09
CIK 814339

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                    QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934


                         For Quarter Ended June 30, 2002

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

                             Yes [X]  No  [ ]


There were 3,250,108 shares of the Issuer's Common Stock outstanding as of June 30, 2002.

Transitional Small Business disclosure Format.   Yes [ ]  No [X]


















                        PART I - FINANCIAL INFORMATION
                      ARMANINO FOODS OF DISTINCTION, INC.
                    Condensed Consolidated Balance Sheets
                                 (Unaudited)

                                   ASSETS

                                           June 30,2002   December 31, 2001
                                           ------------   -----------------
Current Assets:
  Cash and cash equivalents                $  1,454,267    $  2,496,140
  Accounts receivable, net                    1,712,640       1,744,601
  Inventory                                   1,767,304       1,473,530
  Prepaid expenses                              382,158         249,268
  Current portion of direct financing
   lease receivable                             128,361         128,361
  Current deferred tax asset                     71,881          90,000
                                           ------------    ------------
     Total Current Assets                     5,516,611       6,181,900

Property and Equipment, net                   3,636,120       3,669,287
Direct financing lease receivable, net          461,554         512,154

Other Assets:
  Deposits                                       32,000          32,000
  Goodwill, net                                 375,438         375,438
                                           ------------    ------------
     Total Other Assets                         407,438         407,438
                                           ------------    ------------
     Total Assets                          $ 10,021,723    $ 10,770,779
                                           ============    ============

                     LIAILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable & accrued expenses      $    978,888    $  1,286,825
  Income taxes payable                             -             82,506
  Dividends payable                             163,742         555,181
  Capital leases obligation                      14,474          42,447
                                           ------------    ------------
     Total Current Liabilities                1,157,104       1,966,959

Deferred tax liability                          365,000         365,000

Deferred income on direct financing lease        67,866          73,687
                                           ------------    ------------
     Total Liabilities                        1,589,970       2,405,646

Stockholders' Equity:
  Preferred stock; no par value,
   10,000,000 shares authorized, no
   shares issued and outstanding
  Common stock; no par value,
   40,000,000 shares authorized,
   3,250,108 and 3,166,208 shares issued
   and outstanding at June 30, 2002 and
   December 31,2001, respectively             7,987,522       7,776,385
  Additional paid in capital                     22,311          22,311
  Retained earnings                             421,920         566,437
                                           ------------    ------------
     Total Stockholders' Equity               8,431,753       8,365,133
                                           ------------    ------------
     Total Liabilities & Stockholders'
      Equity                               $ 10,021,723    $ 10,770,779
                                           ============    ============

The accompanying notes are an integral part of these condensed financial statements. The balances for December 31, 2001 were taken from the audited financial statements at that date and condensed.

                         PART I - FINANCIAL INFORMATION
                       ARMANINO FOODS OF DISTINCTION, INC.
                 Condensed Consolidated Statements of Operations
                   For the Quarter Ended June 30, 2002 and 2001
                                 (Unaudited)

                                           June 30, 2002   June 30, 2001
                                           -------------   -------------

Net Sales                                  $  4,054,310    $  3,558,300
Cost of Goods Sold                            2,372,411       2,095,845
                                           ------------    ------------
     Gross Profit                             1,681,899       1,462,455

Operating Expenses:
  General and administrative                    341,325         336,189
  Salaries and wages                            432,394         408,813
  Commissions                                   127,373         138,737
  Advertising, demonstrations and
   promotions                                   609,630         354,505
                                           ------------    ------------
     Total Operating Expenses                 1,510,722       1,238,244

Income From Operations                          171,177         224,211

Other Income                                      9,873          32,927
                                           ------------    ------------
Income From Continuing Operations Before
  Income Taxes                                  181,050         257,138

Current Tax Expense                              54,900          64,400
Deferred Tax Expense                             10,951          48,741
                                           ------------    ------------
Net Income                                 $    115,199    $    143,997
                                           ============    ============

Basic Earnings Per Share                   $        .04    $        .05
                                           ============    ============

Weighted Average Common Shares Outstanding    3,246,287       3,138,982
                                           ============    ============

Diluted Earnings Per Share                 $        .03    $       . 05
                                           ============    ============

Weighted Average Common Shares Outstanding
  Assuming Dilution                           3,476,145       3,172,927
                                           ============    ============




The accompanying notes are an integral part of these condensed financial statements.

                        PART I - FINANCIAL INFORMATION
                      ARMANINO FOODS OF DISTINCTION, INC.
                Condensed Consolidated Statements of Operations
                For the Six Months Ended June 30, 2002 and 2001
                                (Unaudited)

                                           June 30, 2002   June 30, 2001
                                           -------------   -------------

Net Sales                                  $  7,704,213    $  6,690,744
Cost of Goods Sold                            4,676,137       4,038,359
                                           ------------    ------------
     Gross Profit                             3,028,076       2,652,385

Operating Expenses:
  General and administrative                    675,049         635,536
  Salaries and wages                            840,586         812,679
  Commissions                                   260,764         242,683
  Advertising, demonstrations and
   promotions                                   978,748         635,152
                                           ------------    ------------
     Total Operating Expenses                 2,755,147       2,326,050
                                           ------------    ------------

Income From Operations                          272,929         326,335
Other Income                                     26,186          71,881
                                           ------------    ------------

Income From Continuing Operations
  Before Income Taxes                           299,115         398,216

Current Tax Expense                              98,500         116,000
Deferred Tax Expense                             18,119          59,215
                                           ------------    ------------
Net Income                                 $    182,496    $    223,001
                                           ============    ============

Basic Earnings Per Share                   $        .06    $        .07
                                           ============    ============

Weighted Average Common Shares
 Outstanding                                  3,217,016       3,136,266
                                           ============    ============

Diluted Earnings Per Share                 $        .05    $        .07
                                           ============    ============

Weighted Average Common Shares Outstanding
  Assuming Dilution                           3,478,526       3,153,316
                                           ============    ============


The accompanying notes are an integral part of these condensed financial statements.

                        PART I - FINANCIAL INFORMATION
                      ARMANINO FOODS OF DISTINCTION, INC.
                 Condensed Consolidated Statements of Cash Flows
                 For the Six Months Ended June 30, 2002 and 2001
                                 (Unaudited)

                                           June 30, 2002   June 30, 2001
                                           -------------   -------------

Cash Flows From Operating Activities:
  Net income                               $     182,496   $     223,001
  Adjustment to reconcile net income
  to net cash provided by operations:
   Depreciation and amortization                 295,528         361,000
   Provision for deferred taxes                   18,119          59,215
   Earned revenue from direct financing
    lease                                         (5,821)           -
   Non-cash expense                                6,000            -
  Changes in assets and liabilities:
   (Increase)/Decrease in accounts receivable     31,961        (133,896)
   Increase in inventories                      (293,774)        (37,805)
   Increase in prepaid expenses                 (132,890)       (127,166)
   Increase/(Decrease) in accounts payable
    and accrued expenses                        (307,937)         21,867
   Decrease in income taxes payable              (82,506)           -
                                            ------------    ------------
     Total Adjustments                          (471,320)        143,215
                                            ------------    ------------
     Net Cash Provided By/Used For
      Operating Activities                      (288,824)        366,216

Cash Flows From Investing Activities:
  Capital expenditures                          (262,361)        (99,543)
  Payments received from direct financing lease   50,600            -
  Reduction of U.S. Treasury Bills, net              -           197,882
                                            ------------    ------------
     Net Cash Provided By (Used For)
      Investing Activities                      (211,761)         98,339
                                            ------------    ------------
Cash Flows From Financing Activities:
  Dividends paid                                (718,452)       (159,216)
  Proceeds from exercise of stock options        205,137          75,388
  Payments on capital lease obligations          (27,973)        (25,508)
                                            ------------    ------------
     Net Cash (Used For) Financing
      Activities                                (541,288)       (109,336)

Net Increase/(Decrease) In Cash and
 Cash Equivalents                             (1,041,873)        355,219

Cash and Cash Equivalents Beginning of
 Period                                        2,496,140       2,400,392
                                            ------------    ------------
Cash and Cash Equivalents End of Period     $  1,454,267    $ 2 ,755,611
                                            ============    ============

The accompanying notes are an integral part of these condensed financial statements.

                        PART I - FINANCIAL INFORMATION
                      ARMANINO FOODS OF DISTINCTION, INC.
                 Condensed Consolidated Statements of Cash Flows
                 For the Six Months Ended June 30, 2002 and 2001
                                  (Unaudited)

                                            June 30, 2002   June 30, 2001
                                            -------------   -------------

Supplemental Disclosures of Cash Flow
Information:
  Cash paid during the period for:
    Interest                                $      -        $      -
    Income taxes                            $   204,230     $   162,298

Supplemental Disclosures of Non-Cash
 Items:
  For the six months ended June 30, 2002:
    The Company issued a total of 2,000 shares of restricted common stock in exchange for services rendered of $6,000.

                        PART I - FINANCIAL INFORMATION
                      ARMANINO FOODS OF DISTINCTION, INC.
              Notes to Condensed Consolidated Financial Statements
                                 June 30, 2002
                                  (Unaudited)

Note 1 - Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles of the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. It is suggested that these condensed consolidated financial statements be read in conjunction with the December 31, 2001 audited financial statements and notes thereto for Armanino Foods of Distinction, Inc. The results of operations for the periods ended June 30, 2002 and 2001 are not necessarily indicative of the operating results for the full year.

     The condensed consolidated financial statements include the accounts of Armanino Foods of Distinction, Inc. ("Parent") and it's wholly-owned dormant subsidiary AFDI, Inc.

     For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments (Treasury Bills) purchased with a maturity of three months or less to be cash equivalents.

     Intangible Assets - The Company acquired a subsidiary (Alborough, Inc.) during May 1996. The Company recorded goodwill in the amount of $609,938 as part of the purchase. During the six months ended June 30, 2002 the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets". The Company has classified its goodwill as indefinite-life intangible assets and accordingly has stopped recording amortization. The Company has no other indefinite-life or definite-life intangible assets. (See Note 6)

     On December 31, 2001, the Company adopted Emerging Issue Task Force 00-25 "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products", requiring the Company to reclassify slotting expenses paid to resellers from Advertising, Demonstrations, Promotions and Trade Allowances to net revenues. Prior year financial statements have been reclassified to reflect the changes in accounting principle.

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

     Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimated.

     Reclassification - The financial statements for periods prior to June 30, 2002 have been reclassified to conform with the headings and classifications used in the June 30, 2002 financial statements.

                        PART I - FINANCIAL INFORMATION
                      ARMANINO FOODS OF DISTINCTION, INC.
              Notes to Condensed Consolidated Financial Statements
                                 June 30, 2002
                                  (Unaudited)

Note 1 - Continued

     The weighted average common shares and common equivalent shares outstanding for purposes of calculating earnings per share was as follows:

                                            June 30, 2002   June 30, 2001
                                            -------------   -------------
Weighted average common shares outstanding
used in basic earnings per share for the
six months ending                             3,246,287       3,138,982

Effect of dilutive stock options                229,858          33,945
                                              ---------       ---------
Weighted average common shares and
potential dilutive common equivalent
shares outstanding used in dilutive
earnings per share                            3,476,145       3,172,927
                                              =========       =========

     For the six months ended June 30, 2002 the Company had no additional stock options that could potentially dilute earnings per share in the future that were not included in the diluted computation.

Note 2 - Inventory

     Inventory is carried at the lower of cost or market with cost being determined on the first-in, first-out method and consisted of the following at June 30, 2002 and December 31, 2001:

                                                            December 31,
                                            June 30, 2002      2001
                                            -------------   ------------

     Raw materials & supplies               $   365,640     $   360,187
     Finished goods                           1,401,664       1,113,343
                                            -----------     -----------
                                            $ 1,767,304     $ 1,473,530
                                            ===========     ===========

Note 3 - Related Party Transactions

     The Company incurred $8,005 and $8,628 respectively, for the six months ended June 30, 2002 and 2001, in accounting and consulting fees to Polly, Scatena, Vasheresse & May (formerly Polly, Scatena, Gekakis & Co.), an accounting firm, the managing partner of which is also a stockholder and director of the Company. Services provided by the accounting firm are an extension of the internal accounting functions of the Company, as well as management, business and systems consulting.

     The Company incurred $12,000 for the six months ended June 30, 2002 in consulting fees to First London Securities Corporation. A director of the company is a 50% shareholder of DGN Securities which owns 100% of First London Securities Corporation.

                        PART I - FINANCIAL INFORMATION
                      ARMANINO FOODS OF DISTINCTION, INC.
              Notes to Condensed Consolidated Financial Statements
                                 June 30, 2002
                                  (Unaudited)

Note 3 - Related Party Transactions (Continued)

     The Company incurred $10,000 and $5,000 respectively, for the six months ended June 30, 2002 and 2001 in consulting fees to Tino Barzie, a director of the Company.

Note 4 - Property and Equipment

     Property and equipment consists of the following:


                                                            December 31,
                                            June 30, 2002      2001
                                            -------------   ------------

     Furniture & Office Equipment            $   455,124    $   391,999
     Plant Machinery & Equipment               5,340,465      5,233,351
     Leasehold Improvements                    2,009,020      1,920,398
                                             -----------    -----------
                                               7,804,609      7,545,748
     Accumulated Depreciation                 (4,168,489)    (3,876,461)
                                             -----------    -----------
                                             $ 3,636,120    $ 3,669,287
                                             ===========    ===========

Note 5 - Stockholders' Equity

     Stock Options:

     As of June 30, 2002, the Company had 821,100 outstanding stock options to purchase the Company's stock at prices ranging from $2.15 to $2.86 per share to current and former employees, directors and former consultants, expiring in August 2003 through August 2010.

     During the six months ended June 30, 2002, the Company received $205,137 from the issuance of 72,200 shares at prices ranging from $2.31 to $2.69 in connection with options exercised under the 1993 Stock Option Plan.

     Dividends:

     On March 14, 2002, the Company declared a cash dividend of $.05 per share payable to shareholders of record on March 26, 2002. The cash dividend, including fees, in the amount of $163,272 was paid on April 26, 2002.

     On May 23,2002, the Company declared a cash dividend of $.05 per share payable to shareholders of record on June 28, 2002. The cash dividend, including fees, in the amount of $163,742 was paid on July 26, 2002.

                        PART I - FINANCIAL INFORMATION
                      ARMANINO FOODS OF DISTINCTION, INC.
             Notes to Condensed Consolidated Financial Statements
                                June 30, 2002
                                 (Unaudited)

Note 6 - Intangible Assets

     At June 30, 2002, the Company has $375,438 in goodwill classified as an indefinite-life intangible assets. During the six months ended June 30, 2002 and 2001, the Company expensed $0 and $21,000, respectively, as amortization expense. In accordance with SFAS No. 142, the Company completed its initial test of the Company's intangible assets for impairment during the first quarter of the 2002 fiscal year. At March 31, 2002, the Company used the quoted market price of its stock to test its intangible assets for impairment and determined that the Company's goodwill was not impaired.

     Previous to full application of SFAS No. 142 on January 1, 2002, the Company's goodwill was being amortized on a straight-line basis over the estimated useful life of fifteen years, in accordance with Accounting Principles Board Opinion No. 17, "Intangible Assets".

     If SFAS No. 142 had been applied in all periods presented, it would have the following effects:

                                              For the Six Months Ended
                                          June 30, 2002       June 30, 2001
                                          -------------       -------------

Income from continuing operations          $ 299,115            $ 398,215
Add amortization of assets no longer
  being amortized                                                  21,000
                                           ---------            ---------
Adjusted income from continuing
  operations                               $ 299,115            $ 419,215
                                           ---------            ---------
Net income as reported                     $ 182,496            $ 223,001
Add amortization of assets no longer
  being amortized                                                  21,000
                                           ---------            ---------
Adjusted net - income                      $ 182,496            $ 244,001
                                           ---------            ---------

Net income as reported per common share    $     .06            $     .06
Add amortization of assets no longer
  being amortized per common share                                    .01
                                           ---------            ---------
Adjusted net income per common share       $     .06            $     .07
                                           ---------            ---------
Net income as reported per common
  share assuming dilution                  $     .05            $     .07
Add amortization of assets no longer
  being amortized per common share                                    .01
                                           ---------            ---------
Adjusted net income per common share
  assuming dilution                        $     .05            $     .08
                                           =========            =========

                        PART I - FINANCIAL INFORMATION
                      ARMANINO FOODS OF DISTINCTION, INC.
             Notes to Condensed Consolidated Financial Statements
                                June 30, 2002
                                 (Unaudited)

Note 7 - Subsequent Event

     On May 23, 2002, the Company declared a cash dividend of $.05 per share payable to shareholders of record on June 28, 2002. The cash dividend, including fees, in the amount of $163,742 was paid on July 26, 2002.

                          PART I - FINANCIAL INFORMATION
                        ARMANINO FOODS OF DISTINCTION, INC.

                   ITEM II:  MANAGEMENT'S DISCUSSION AND ANALYSIS
                             OR PLAN OF OPERATIONS

Quarter And Six Months Ended June 30, 2002 And Quarter And Six Months Ended June 30, 2001

     Net sales for the quarter ended June 30, 2002 were $4,054,310 compared to $3,558,300 for the quarter ended June 30, 2001. For the six months ended June 30, 2002 net sales were $7,704,213 as compared to $6,690,744 for the six months ended June 30, 2001. Increases were experienced in all of the Company's product lines. The meatball and breaded chicken product lines showed the biggest increase both for the quarter and six month periods. This increase in sales was due to the acquisition of these product lines in the second half of 2001. The retail area of the business showed a good increase primarily due to the Company's emphasis on this area of the market in 2002 through heavy promotional spending. The Company continues to focus its efforts on expanding its customer base for all of its products through promotional programs and an expanded sales force.

     Cost of goods sold as a percentage of net sales decreased slightly from 58.9% for the quarter ended June 30, 2001 to 58.5% for the quarter ended June 30, 2002. Cost of goods sold as a percentage of net sales increased slightly from 60.4% for the six months ended June 30, 2001 to 60.7% for the six months ended June 30, 2002. The small changes in these percentages were due to shifts in product mix.

     Operating expenses as a percentage of net sales were 37.3% for the quarter ended June 30, 2002 compared to 34.8% for the quarter ended June 30, 2001. The increase in this percentage is due to the increase in retail promotional spending. Operating expenses as a percentage of net sales for the six months ended June 30, 2002 were 35.8% compared to 34.8% for the six months ended June 30, 2001. The increase in this percentage was due to the increase in promotional spending during the second quarter of 2002.

     Net income from continuing operations for the quarter ended June 30, 2002 was $115,199 compared to a net income of $143,997 for the quarter ended June 30, 2001. Net income for the six months ended June 30, 2002 was $182,496 compared to $223,001 for the six months ended June 30, 2001. The decrease in net income for the quarter and six months was due to an increase in retail promotional spending.

Liquidity And Capital Resources

     At June 30, 2002, the Company had working capital of $4,359,507 an increase of $144,566 from December 31, 2001. The increase in working capital is primarily due to net income and cash received from the exercise of stock options. Current assets included $3,166,907 in cash, cash equivalents and accounts receivable. Management believes that this level of working capital is adequate to meet anticipated needs for liquidity.

     During the six months ended June 30, 2002, cash used by operating activities of the Company amounted to $288,824.

     During the six months ended June 30, 2002, cash used by financing activities of the Company amounted to $541,288. This amount was impacted by dividends declared and paid during the six months and dividends declared on December 13, 2001 and paid on January 21, 2002. The December 13, 2001 dividend included a special dividend.

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

Item 1.  Legal proceedings.
         None

Item 2.  Changes In Securities and Use of Proceeds.
         None

Item 3.  Defaults Upon Senior Securities.
         None

Item 4.  Submission Of Matters To A Vote Of Security Holders.

         On May 23, 2002, the Company held an Annual Meeting of Shareholders at which William J. Armanino, John J. Micek, III, Daivd Scatena, Tino Barzie, Joseph F. Barletta, Edmond J. Pera and Douglas Nichols were each reelected to
the Board of Directors.   In addition, the Company's shareholders ratified the
appointment of Pritchett, Siler & Hardy, P.C. as the Company's auditors. The shareholders also approved the Company's 2002 Stock Option Plan. The following sets forth the votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, as to each of the matters presented at the meeting:

Election of Directors:

           Nominees                   For               Withheld
           --------                ---------            --------
     William J. Armanino           2,660,637              2,982
     John J. Micek, III            2,614,077             49,542
     Daivd Scatena                 2,624,609             39,010
     Tino Barzie                   2,644,543             19,076
     Joseph F. Barletta            2,624,385             39,234
     Edmond J. Pera                2,654,921              8,698
     Douglas Nichols               2,661,171              2,448

Appointment of Pritchett, Siler & Hardy, P.C.:

             For                    Against            Abstentions
     ----------------            ------------          ------------
     2,657,494 Shares            4,995 Shares          1,130 Shares

Approval of 2002 Stock Option Plan:

             For                    Against            Abstentions
     ----------------            -------------         ------------
     2,593,915 Shares            65,781 Shares         3,923 Shares

Item 5.  Other Information.

         None

Item 6.  Exhibits and Reports on Form 8-K.

         None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized.

                                  ARMANINO FOODS OF DISTINCTION, INC.



Dated: August 7, 2002             By: /s/ William J. Armanino
                                      William J. Armanino
                                      President,
                                      Chief Executive Officer


Dated: August 7, 2002             By: /s/ Edmond J. Pera
                                      Edmond J. Pera
                                      Secretary
                                      Treasurer
                                      Chief Financial Officer



                  CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND
                          CHIEF FINANCIAL OFFICER OF
                      ARMANINO FOODS OF DISTINCTION, INC.
                      PURSUANT TO 18 U.S.C. SECTION 1350

     We certify that, to the best of our knowledge and belief, the Quarterly Report on form 10Q-SB of Armanino Foods of Distinction, Inc. for the period ending June 30, 2002:

     (1) complies with the requirement of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Armanino Foods of Distinction, Inc.


By: /s/ William J. Armanino            By: /s/ Edmond J. Pera
    William J. Armanino                    Edmond J. Pera
    Chief Executive Officer                Chief Financial Officer
    August 7, 2002                         August 7, 2002