Form 10QSB
period 2002-09-30
ARMANINO FOODS OF DISTINCTION INC /CO/
filed 2002-11-14
CIK 814339

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549


                                    FORM 10-QSB


                    QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934


                       For Quarter Ended September 30, 2002

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

                              Yes  [X]  No  [  ]


There were 3,250,108 shares of the Issuer's Common Stock outstanding as of September 30, 2002.

Transitional Small Business disclosure Format.       Yes [  ]  No [X]

                          PART I - FINANCIAL INFORMATION

                        ARMANINO FOODS OF DISTINCTION, INC.
                       Condensed Consolidated Balance Sheets
                                  (Unaudited)
ASSETS
                                        September 30,2002   December 31, 2001
                                        -----------------   -----------------
Current Assets:
  Cash and cash equivalents                 $1,217,969        $ 2,496,140
  Accounts receivable, net                   1,715,647          1,744,601
  Inventory                                  1,970,221          1,473,530
  Prepaid expenses                             390,202            249,268
  Current portion of direct
   financing lease receivable                  128,361            128,361
  Current deferred tax asset                   194,658             90,000
                                            ----------        -----------
     Total Current Assets                    5,617,058          6,181,900

Property and Equipment, net                  2,235,610          3,669,287
Direct financing lease receivable, net         433,893            512,154

Other Assets:
  Deposits                                      32,000             32,000
  Goodwill, net                                375,438            375,438
                                            ----------        -----------
     Total Other Assets                        407,438            407,438
                                            ----------        -----------

     Total Assets                           $8,693,999        $10,770,779
                                            ==========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable & accrued expenses       $  984,610        $ 1,286,825
  Liabilities of discontinued operations        54,500               -
  Income taxes payable                            -                82,506
  Dividends payable                            166,997            555,181
  Capital leases obligation                       -                42,447
                                            ----------        -----------
     Total Current Liabilities               1,206,107          1,966,959

Deferred tax liability                          20,000            365,000

Deferred income on direct financing lease       64,683             73,687
                                            ----------        -----------

     Total Liabilities                       1,290,790          2,405,646

Stockholders' Equity:
  Preferred stock; no par value,
   10,000,000 shares authorized, no
   shares issued and outstanding
  Common stock; no par value, 40,000,000
   shares authorized, 3,250,108 and
   3,166,208 shares issued and outstanding
   at September 30, 2002 and December 31,
   2001, respectively                        7,987,522          7,776,385

  Additional paid in capital                    22,311             22,311
  Retained earnings                           (606,624)           566,437
                                            ----------        -----------
     Total Stockholders' Equity              7,403,209          8,365,133
                                            ----------        -----------
     Total Liabilities & Stockholders'
      Equity                                $8,693,999        $10,770,779
                                            ==========        ===========

The accompanying notes are an integral part of these condensed financial statements. The balances for December 31, 2001 were taken from the audited financial statements at that date and condensed.

                        PART I - FINANCIAL INFORMATION

                       ARMANINO FOODS OF DISTINCTION, INC.
                 Condensed Consolidated Statements of Operations
                For the Quarter Ended September 30, 2002 and 2001
                                  (Unaudited)

                                       September 30, 2002  September 30, 2001
                                       ------------------  ------------------

Net Sales                                  $ 3,745,130        $ 3,958,883
Cost of Goods Sold                           2,456,254          2,379,987
                                           -----------        -----------
     Gross Profit                            1,288,876          1,578,896

Operating Expenses:
  General and administrative                   336,945            284,206
  Salaries and wages                           432,754            430,131
  Commissions                                  149,962            116,171
  Advertising, demonstrations and promotions   368,927            328,884
                                           -----------        -----------
     Total Operating Expenses                1,288,588          1,159,392

Income From Operations                             288            419,504

Other Income                                    12,365             31,210
                                           -----------        -----------
Income From Continuing Operations Before
 Income Taxes                                   12,653            450,714

Current Tax Expense                              5,441            185,000
Deferred Tax Expense                              -                13,515
                                           -----------        -----------
Income Before Discontinued Operations            7,212            252,199
                                           -----------        -----------
Discontinued Operations:
  Loss on Disposal of Discontinued
  Entree Line                               (1,336,506)           (28,768)
  Tax Benefit                                  467,777             12,859
  Net Loss on Discontinued Operations         (868,729)           (15,909)
                                           -----------        -----------
Net Income/(Loss)                          $  (861,517)       $   236,290
                                           ===========        ===========

Basic Income/(Loss) Per Common Share
 Income From Continuing Operations                -                  0.08
 Loss from discontinued Operations               (0.27)               -
 Net Income/(Loss)                               (0.27)              0.08
Weighted Average Common Shares Outstanding   3,250,108          3,166,208

Diluted Income/(Loss) Per Common Share
 Income From Continuing Operations                 N/A               0.08
 Loss From Discontinued Operations                 N/A              (0.01)
 Net Income/(Loss)                                 N/A               0.07
Weighted Average Common shares Outstanding         N/A          3,179,413


The accompanying notes are an integral part of these condensed financial statements.

                        PART I - FINANCIAL INFORMATION

                      ARMANINO FOODS OF DISTINCTION, INC.
                Condensed Consolidated Statements of Operations
              For the Nine Months Ended September 30, 2002 and 2001
                                  (Unaudited)

                                       September 30, 2002  September 30, 2001
                                       ------------------  ------------------

Net Sales                                  $11,449,343        $10,649,627
Cost of Goods Sold                           7,132,391          6,360,811
                                           -----------        -----------
     Gross Profit                            4,316,952          4,288,816

Operating Expenses:
  General and administrative                 1,011,994            919,742
  Salaries and wages                         1,273,340          1,242,810
  Commissions                                  410,726            358,854
  Advertising, demonstrations and
   promotions                                1,347,675            964,036
                                           -----------        -----------
     Total Operating Expenses                4,043,735          3,485,442
                                           -----------        -----------

Income From Operations                         273,217            803,374
Other Income                                    38,551            103,091
                                           -----------        -----------
Income From Continuing Operations Before
  Income Taxes                                 311,768            906,465

Current Tax Expense                            103,941            301,000
Deferred Tax Expense                            18,119             98,448
                                           -----------        -----------
Income Before Discontinued Operations          189,708            507,017
                                           -----------        -----------

Discontinued Operations:
  Loss on Disposal of Discontinued
   Entree Line                              (1,336,506)           (86,303)
  Tax Benefit                                  467,777             38,577
                                           -----------        -----------
  Net Loss on Discontinued Operations         (868,729)           (47,726)
                                           -----------        -----------
Net Income/(Loss)                          $  (679,021)       $   459,291
                                           ===========        ===========

Basic Income/(Loss) Per Common Share
  Income From Continuing Operations               0.06               0.16
  Loss from Discontinued Operations              (0.27)             (0.01)
  Net Income/(Loss)                              (0.21)              0.15
Weighted Average Common shares Outstanding   3,228,168          3,146,385

Diluted Income/(Loss) Per Common Share
  Net Income From Continuing Operations            N/A               0.16
  Loss from discontinued Operations                N/A              (0.01)
  Net Income/(Loss)                                N/A               0.15
Weighted Average Common Shares Outstanding         N/A          3,166,742

The accompanying notes are an integral part of these condensed financial statements.

                          PART I - FINANCIAL INFORMATION

                        ARMANINO FOODS OF DISTINCTION, INC.
                   Condensed Consolidated Statements of Cash Flows
                  For the Nine months Ended September 30, 2002 and 2001
                                  (Unaudited)

                                       September 30, 2002  September 30, 2001
                                       ------------------  ------------------

Cash Flows From Operating Activities:
  Net income/(loss)                        $(  679,021)       $   459,291
  Adjustment to reconcile net income
   to net cash provided by operations:
    Net loss on disposal of discontinued
     operations                                868,729             47,726
    Depreciation and amortization              441,542            455,197
    Provision for deferred taxes                18,119             98,448
    Earned revenue from direct financing
     lease                                      (9,004)              -
    Non-cash expense                             6,000               -
   Changes in assets and liabilities:
    (Increase)/Decrease in accounts
     receivable                                 28,954           (502,431)
    Increase in inventories                   (496,691)           (54,270)
    Increase in prepaid expenses              (140,934)           (37,570)
    Increase/(Decrease) in accounts
     payable and accrued expenses             (302,215)           340,150
    Increase/(Decrease) in income taxes
     payable                                   (82,506)            43,714
                                           -----------        -----------
     Total Adjustments                         331,994            390,964
                                           -----------        -----------
     Net Cash Provided By/(Used) For
      Operating Activities                    (347,027)           850,255

Cash Flows From Investing Activities:
  Capital expenditures                        (289,871)           (60,707)
  (Payments)/proceeds received from direct
   financing lease                              78,261           (550,000)
  Reduction of U.S. Treasury Bills, net           -               197,882
                                           -----------        -----------
     Net Cash Used For Investing Activities   (211,610)          (412,825)

Cash Flows From Financing Activities:
  Dividends paid                              (882,224)          (239,698)
  Proceeds from exercise of stock options      205,137             75,388
  Payments on capital lease obligations        (42,447)           (38,710)
                                           -----------        -----------
     Net Cash (Used For) Financing
      Activities:                             (719,534)          (203,020)

Net Increase/(Decrease) In Cash and
  Cash Equivalents                          (1,278,171)           234,410

Cash and Cash Equivalents Beginning
  of Period                                  2,496,140          2,400,392
                                           -----------        -----------
Cash and Cash Equivalents End of Period    $ 1,217,969        $ 2,634,802
                                           ===========        ===========

The accompanying notes are an integral part of these condensed financial statements.

                        PART I - FINANCIAL INFORMATION

                      ARMANINO FOODS OF DISTINCTION, INC.
                Condensed Consolidated Statements of Cash Flows
              For the Nine Months Ended September 30, 2002 and 2001
                                  (Unaudited)

                                       September 30, 2002  September 30, 2001
                                       ------------------  ------------------

Supplemental Disclosures of Cash Flow
Information:
  Cash paid during the period for
    Interest                               $     -            $   -
    Income tax                             $  204,230         $248,060

Supplemental Disclosures of
 Non-Cash Items:
  For the nine months ended
   September 30, 2002:

     The Company issued a total of 2,000 shares of restricted common stock in exchange for services rendered of $6,000.

                       PART I - FINANCIAL INFORMATION

                     ARMANINO FOODS OF DISTINCTION, INC.
            Notes to Condensed Consolidated Financial Statements
                             September 30, 2002
                                 (Unaudited)

Note 1 - Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles of the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. It is suggested that these condensed consolidated financial statements be read in conjunction with the December 31, 2001 audited financial statements and notes thereto for Armanino Foods of Distinction, Inc. The results of operations for the periods ended September 30, 2002 and 2001 are not necessarily indicative of the operating results for the full year.

     The condensed consolidated financial statements include the accounts of Armanino Foods of Distinction, Inc. ("Parent") and it's wholly-owned dormant subsidiary AFDI, Inc.

     For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments (Treasury Bills) purchased with a maturity of three months or less to be cash equivalents.

     Intangible Assets - The Company acquired a subsidiary (Alborough, Inc.) during May 1996. The Company recorded goodwill in the amount of $609,938 as part of the purchase. During the nine months ended September 30, 2002 the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets". The Company has classified its goodwill as indefinite-life intangible assets and accordingly has stopped recording amortization. The Company has no other indefinite-life or definite-life intangible assets. (See Note 6)

     The Company adopted Emerging Issue Task Force 01-9 "Accounting for Consideration Given by a Vendor to a Customer (including a reseller of the vendor's product)" requiring the Company to reclassify slotting expenses paid to resellers from Advertising, Demonstrations, Promotions and Trade Allowances to net revenues. Prior year financial statements have been reclassified to reflect the changes in accounting principle.

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

                       PART I - FINANCIAL INFORMATION

                     ARMANINO FOODS OF DISTINCTION, INC.
            Notes to Condensed Consolidated Financial Statements
                             September 30, 2002
                                 (Unaudited)

Note 1 - Continued

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

     Reclassification - The financial statements for periods prior to September 30, 2002 have been reclassified to conform with the headings and classifications used in the September 30, 2002 financial statements.

The weighted average common shares and common equivalent shares outstanding for purposes of calculating earnings per share was as follows:

                                     September 30, 2002  September 30, 2001
                                     ------------------  ------------------

Weighted average common shares
outstanding used in basic earnings
per share for the nine months ending       3,228,168          3,146,385

Effect of dilutive stock options              N/A                20,357

Weighted average common shares and
potential dilutive common equivalent
shares outstanding used in dilutive
earnings per share                            N/A             3,166,742

     For the nine months ended September 30, 2002 the Company had 881,100 additional stock options that could potentially dilute earnings per share in the future that were not included in the diluted computation because their affect was anti dilutive.

Note 2 - Inventory

     Inventory is carried at the lower of cost or market with cost being determined on the first-in, first-out method and consisted of the following at September 30, 2002 and December 31, 2001:

                                     September 30, 2002   December 31, 2001
                                     ------------------   -----------------

     Raw materials & supplies            $   313,052         $   360,187
     Finished goods                        1,657,169           1,113,343
                                         -----------         -----------
                                         $ 1,970,221         $ 1,473,530
                                         ===========         ===========

                       PART I - FINANCIAL INFORMATION

                     ARMANINO FOODS OF DISTINCTION, INC.
            Notes to Condensed Consolidated Financial Statements
                             September 30, 2002
                                 (Unaudited)

Note 3 - Related Party Transactions

     The Company incurred $10,263 and $10,391 respectively, for the nine months ended September 30, 2002 and 2001, in accounting and consulting fees to Polly, Scatena, Vasheresse & May (formerly Polly, Scatena, Gekakis & Co.), an accounting firm, the managing partner of which is also a stockholder and director of the Company. Services provided by the accounting firm are an extension of the internal accounting functions of the Company, as well as management, business and systems consulting.

     The Company incurred $24,000 for the nine months ended September 30, 2002 in consulting fees to First London Securities Corporation. A director of the company is a 50% shareholder of DGN Securities which owns 100% of First London Securities Corporation.

     The Company incurred $15,000 and $5,000 respectively, for the nine months ended September 30, 2002 and 2001 in consulting fees to Tino Barzie, a director of the Company.

Note 4 - Property and Equipment

     Property and equipment consists of the following:

                                      September 30, 2002   December 31, 2001
                                      ------------------   -----------------

Furniture & Office Equipment              $   475,866        $   391,999
Plant Machinery & Equipment                 3,760,537          5,233,351
Leasehold Improvements                      1,796,898          1,920,398
                                          -----------        -----------
                                            6,033,301          7,545,748
Accumulated Depreciation                   (3,797,691)        (3,876,461)
                                          -----------        -----------
                                          $ 2,235,610        $ 3,669,287
                                          ===========        ===========

     During the nine months ended September 30, 2002 and 2001, depreciation expense amounted to $441,542 and $455,197, respectively.

     During September 2002, the Company elected to dispose of the operations of the Company's entree product asset group, including recording a reserve of $1,336,506 for loss on disposal of the $1,798,818, in property, plant and equipment net of $516,812 in accumulated depreciation associated with the line (see Note 8).

Note 5 - Stockholders' Equity

     Stock Options:

     As of September 30, 2002, the Company had 881,100 outstanding stock options to purchase the Company's stock at prices ranging from $2.15 to $2.86 per share to current and former employees, directors and former consultants, expiring in August 2003 through August 2010.

     During the nine months ended September 30, 2002, the Company received $205,137 from the issuance of 72,200 shares at prices ranging from $2.31 to $2.69 in connection with options exercised under the 1993 Stock Option Plan.

                       PART I - FINANCIAL INFORMATION

                     ARMANINO FOODS OF DISTINCTION, INC.
            Notes to Condensed Consolidated Financial Statements
                             September 30, 2002
                                 (Unaudited)

Note 5 - Stockholders' Equity (Continued)

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

     On October 4, 2002, the Company declared a cash dividend of $.05 per share payable to shareholders of record on October 15, 2002. The cash dividend, including fees, in the amount of $166,997 was paid on October 31, 2002.

Note 6 - Intangible Assets

     At September 30, 2002, the Company has $375,438 in goodwill classified as an indefinite-life intangible assets. During the nine months ended September 30, 2002 and 2001, the Company expensed $0 and $31,500, respectively, as amortization expense. In accordance with SFAS No. 142, the Company completed its initial test of the Company's intangible assets for impairment during the first quarter of the 2002 fiscal year. At March 31, 2002, the Company used the quoted market price of its stock to test its intangible assets for impairment and determined that the Company's goodwill was not impaired.

     Previous to full application of SFAS No. 142 on January 1, 2002, the Company's goodwill was being amortized on a straight-line basis over the estimated useful life of fifteen years, in accordance with Accounting Principles Board Opinion No. 17, "Intangible Assets".

     If SFAS No. 142 had been applied in all periods presented, it would have the following effects:

                                             For the Nine Months Ended
                                     September 30, 2002   September 30, 2001
                                     ------------------   ------------------
Income from continuing operations
 before taxes                            $  311,768           $  906,465
Add amortization of assets no
 longer being amortized                        -                  31,500
                                         ----------           ----------
Adjusted income from continuing
 operations before taxes                 $  311,768           $  937,965
                                         ----------           ----------
Net income/(loss) as reported            $ (679,021)          $  459,291
Add amortization of assets no
 longer being amortized                        -                  31,500
                                         ----------           ----------
Adjusted net income/(loss)               $ (679,021)          $  490,791
                                         ----------           ----------
Net income/(loss) as reported per
 common share                            $    (0.21)          $      .15
                                         ----------           ----------

                       PART I - FINANCIAL INFORMATION

                     ARMANINO FOODS OF DISTINCTION, INC.
            Notes to Condensed Consolidated Financial Statements
                             September 30, 2002
                                 (Unaudited)

Note 6 - Intangible Assets (Continued)


Add amortization of assets no
 longer being amortized per
 common share                                  -                     .01
                                         ----------           ----------
Adjusted net income/(loss) per common
 share                                   $    (0.21)          $      .16
                                         ----------           ----------

Net income as reported per common share
 assuming dilution                       $    N/A             $      .15

Add amortization of assets no longer
 being amortized - Per common share            -                     .01
                                         ----------           ----------
Adjusted net income per common share
 assuming dilution                       $      N/A           $      .16
                                         ==========           ==========

Note 7 - Subsequent Events

     On October 4, 2002, the Company declared a cash dividend of $.05 per share payable to shareholders of record on October 15, 2002. The cash dividend, including fees, in the amount of $166,997 was paid on October 31, 2002.

     On October 14, 2002, the Company purchased proprietary formulations and related equipment of a product line consisting of natural "vegan" spreads sold under the Garlic Zing[TM] label. The Company paid a total of $100,000. The purchase price was allocated as follows:

                         Formulas         $ 90,000
                         Equipment           5,000
                         Trademark           5,000
                                          --------
                                          $100,000
                                          ========

     The Company will begin using these formulas and equipment to manufacture the Garlic Zing[TM] product line in the fourth quarter of 2002.

                       PART I - FINANCIAL INFORMATION

                     ARMANINO FOODS OF DISTINCTION, INC.
            Notes to Condensed Consolidated Financial Statements
                             September 30, 2002
                                 (Unaudited)

Note 8 - Discontinued Operations

     During September 2002, the Company elected to dispose of the operations of the Company's entree product group, including recording a reserve of $1,282,006 for loss on disposal of the $1,798,818, in property, plant and equipment net of $516,812 in accumulated depreciation associated with the line. The Company intends to sell or scrap these assets during the quarter ended December 31, 2002. The Company recorded a reserve of $54,500 for the cost of removing the equipment from its facilities. The total loss on disposal of operations was $1,336,506 net of a tax benefit of $467,777 for a net loss on disposal of $868,729 for the nine months ended September 30, 2002. The Company had no significant sales from these assets during the nine months ended September 30, 2002 and 2001. The Company has reclassified the pre tax operating income (loss) effect of $0 and $(86,303) to the loss from discontinued operations for the nine months ended September 30, 2002 and 2001, respectively.

                      PART I - FINANCIAL INFORMATION

                    ARMANINO FOODS OF DISTINCTION, INC.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS


Quarter And Nine Months Ended September 30, 2002 And Quarter And Nine Months Ended September 30, 2001

     Net sales for the quarter ended September 30, 2002 were $3,745,130 compared to $3,958,883 for the quarter ended September 30, 2001. For the nine months ended September 30, 2002 net sales were $11,449,343 as compared to $10,649,627 for the nine months ended September 30, 2001. The decrease in sales for the third quarter was partially a result of the offset of slotting expense against revenue due to the adoption of Emerging Issue Task Force 01-9 at the beginning of the year. For the nine month period ended September 30, 2002, sales increases were experienced across all of the Company's product lines. The meatball and breaded chicken product lines showed the biggest increases both for the quarter and nine month periods. These increases in sales were due to the acquisition of these product lines in the second half of 2001. The pesto product line experienced a slight increase over prior year nine month period and a decrease for the quarter ended September 30, 2002 compared to the quarter ended September 30, 2001. The decrease in pesto sales was the result of slow downs in sales to foodservice restaurant chains and restaurant distributors. The retail area of the business showed a good increase across all product lines primarily due to the Company's heavy promotional and slotting spending. The Company continues to focus its efforts on expanding its customer base for all of its products through promotional programs and an expanded sales force.

     Cost of goods sold as a percentage of net sales increased from 60.1% for the quarter ended September 30, 2001 to 65.6% for the quarter ended September 30, 2002. Cost of goods sold as a percentage of net sales increased from 59.7% for the nine months ended September 30, 2001 to 62.3% for the nine months ended September 30, 2002. The increase in these percentages was due to a shift in product mix favoring the lower margin meatball and breaded chicken product lines.

     Operating expenses as a percentage of net sales were 34.4% for the quarter ended September 30, 2002 compared to 29.3% for the quarter ended September 30, 2001. The increase in this percentage is partly due to the decrease in overall sales during the third quarter of 2002. Operating expenses as a percentage of net sales for the nine months ended September 30, 2002 were 35.3% compared to 32.7% for the nine months ended September 30, 2001. The increase in this percentage is due to the increase in retail promotional spending.

     Income from continuing operations for the quarter ended September 30, 2002 was $7,212 compared to a income of $252,199 for the quarter ended September 30, 2001. Income from continuing operations for the nine months ended September 30, 2002 was $189,708 compared to $507,017 for the nine months ended September 30, 2001. The decrease in net income for the quarter and nine months was due to an increase in retail promotional spending.

     Net (loss) for quarter ended September 30, 2002 was $(861,517) compared to net income of $236,290 for the quarter ended September 30, 2001. Net
(loss) for the nine months ended September 30, 2002 was $(679,021) compared to net income of $459,291 for the nine months ended September 30, 2001. The Company's net loss for the quarter and nine months ended September 30, 2002 was attributable to its decision to write-off the equipment associated with its discontinued entree product line described in Note 8 of the financial statements.

                      PART I - FINANCIAL INFORMATION

                    ARMANINO FOODS OF DISTINCTION, INC.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS (Continued)

Quarter And Nine Months Ended September 30, 2002 And Quarter And Nine Months Ended September 30, 2001

Liquidity And Capital Resources

     At September 30, 2002, the Company had working capital of $4,410,951, an increase of $196,010 from December 31, 2001. The increase in working capital is primarily due to income from continuing operations and cash received from the exercise of stock options. Current assets included $2,933,616 in cash, cash equivalents and accounts receivable. Management believes that this level of working capital is adequate to meet anticipated needs for liquidity.

     During the nine months ended September 30, 2002, cash used by operating activities of the Company amounted to $347,027. The primary reason for the decrease is the build-up of inventories needed to supply a major chain which began purchasing a specialty formulated meatball manufactured by the Company.

     During the nine months ended September 30, 2002, cash used by financing activities of the Company amounted to $719,534. This net amount consisted of $882,224 in regular and special dividends paid during the nine months, proceeds received from stock option exercises of $205,137 and payments on capital leases of $42,447.

     Subsequent to September 30, 2002 the Company purchased equipment and proprietary formulations for a total cost of $100,000. The Company will use the formulations and equipment to manufacture a new product line.

     The Company presently has no commitments for material capital expenditures.

ITEM 3:  CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this quarterly report, and, based upon their evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         None

                                 SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   ARMANINO FOODS OF DISTINCTION, INC.



Dated:  November 12, 2002          By: /s/ William J. Armanino
                                      William J. Armanino, President
                                      and Chief Executive Officer

Dated:  November 12, 2002          By: /s/ Edmond J. Pera
                                      Edmond J. Pera, Treasurer and
                                      Chief Financial Officer



                                CERTIFICATIONS

     I, William J. Armanino, Chief Executive Officer, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Armanino Foods of Distinction, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 12, 2002



/s/ William J. Armanino
William J. Armanino
Chief Executive Officer
(Principal Executive Officer)


     I, Edmond J. Pera, Chief Financial Officer, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Armanino Foods of Distinction, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 12, 2002



/s/ Edmond J. Pera
Edmond J. Pera
Chief Financial Officer
(Principal Financial Officer)


                 CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND
                         CHIEF FINANCIAL OFFICER OF
                     ARMANINO FOODS OF DISTINCTION, INC.
                     PURSUANT TO 18 U.S.C. SECTION 1350

     We certify that, to the best of our knowledge and belief, the Quarterly Report on Form 10-QSB of Armanino Foods of Distinction, Inc. for the period ending September 30, 2002:

     (1) complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Armanino Foods of Distinction, Inc.



/s/ William J. Armanino                  /s/ Edmond J. Pera
William J. Armanino                      Edmond J. Pera
Chief Executive Officer                  Chief Financial Officer
November 12, 2002                        November 12, 2002