Form 10KSB
period 2002-12-31
ARMANINO FOODS OF DISTINCTION INC /CO/
filed 2003-03-28
CIK 814339

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 FORM 10-KSB

     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

            For the Fiscal Year ended:  December 31, 2002

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

Check whether the Issuer(1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of March __, 2003, 3,250,108 Shares of the Registrant's Common Stock were outstanding. The aggregate market value of voting stock of the Registrant held by non-affiliates was approximately $_________.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part IIII of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.  $15,469,935.

Documents incorporated by reference: Part III is incorporated by reference to the Registrant's Proxy Statement relating to the Annual Meeting of Shareholders to be held May 22, 2003.




                                   PART I

ITEM 1.  DESCRIPTION BUSINESS.

THE COMPANY

     Armanino Foods of Distinction, Inc. (the "Company"), is a Colorado corporation incorporated in 1986. The Company is currently engaged in the production and marketing of upscale and innovative frozen food products, including pesto and other Italian-style sauces, stuffed and flat pasta products, focaccia, cooked meat and poultry products.

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

     In October 2002, the Company acquired the assets of East Bay Natural Foods which consisted of equipment, related proprietary formulations and processes and other intellectual property. The Company paid $100,000 for the acquired assets. The product line, sold under the name "Garlic Zing[R], is a natural "vegan" substitute for mayonnaise-based spreads. The Garlic Zing[R] line will serve as a refrigerated product extension of the Company's pesto sauce line and will be marketed in supermarkets and other retail outlets under a newly designed label. The Company is manufacturing the product line in its Hayward plant. The Company does not believe that its investment in introducing the Garlic Zing[R] product line will be significant.

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

     The Company's corporate offices are presently located at 30588 San Antonio Street, Hayward, California 94544, and its telephone number is
(510)441-9300.

PRODUCTS

     The Company's line of frozen products presently includes pesto sauces, stuffed pastas and pasta sheets as well as value-added specialty Italian pastas, focaccia, cooked meat and poultry product. These products are marketed through a network of food brokers and sold to retail and foodservice distributors, club type stores and industrial accounts. Several of these products are sold under two (2) separate labels, namely the Italian Holiday[R] label, which services government type institutional customers, as well as to foodservice customers, and the Bay City[R] brand label, which serves retail meat and deli customers, as well as foodservice customers in the western region of the U.S. The Company's line of refrigerated products include the Garlic Zing[R] product line which is sold only under the Garlic Zing[R] label to retail customers in Northern California region only at this time. The products and the labels they bear are identified as such in each product's category described below.

     The Company presently markets a line of pesto sauces which are available in six varieties, Basil, Cilantro, Dried Tomato-Garlic, Roasted Red Bell Pepper, Artichoke, and Chipotle pesto sauces as well as a white sauce and a mushroom sauce, all of which are packaged under the Armanino label. Basil and Dried Tomato Garlic pesto sauces are available to the Company's retail, foodservice and industrial customers, and the Roasted Red Bell Pepper, Cilantro, Artichoke and Chipotle pesto sauces and the white and mushroom sauces are available to foodservice customers only.

     The Company markets several lines of frozen pastas, namely stuffed pastas and pasta sheets, cooked and uncooked.

     The Company's line of frozen stuffed pastas, both cooked and uncooked, includes meat, chicken and cheese ravioli; jumbo cheese and jumbo meat ravioli, cheese raviolini; meat filled/plain dough and cheese filled/tri-color, green or white dough tortellini, and tri-color capelletti, manicotti and stuffed shells. The meat, chicken and cheese ravioli and cheese tortellini are available to the Company's retail and foodservice customers. The remaining pastas sold by the Company are available to its foodservice customers only, as follows:

     (a)  all other stuffed pastas named above;

     (b)  gnocchi -- Potato;

     (c)  pasta sheets.

All of these products are sold under the Armanino brand label. Additionally, the Company developed a value added formulated version of its meat ravioli. This value-added product is sold to government type institutional customers and foodservice customers under the Italian Holiday[R] label.

     The Company's frozen cooked meat and poultry product line presently consists of cooked meatballs, beef, pork and veal patties, chicken nuggets, chicken strips, chicken patties and chicken wing drummettes, and uncooked beef liver and beef fritter for chicken fry. The meatball line consists of two varieties namely beef and turkey-beef meatballs. The beef meatballs are available to retail and foodservice customers under the Armanino label. The turkey-beef meatballs are available to retail and foodservice customers under the Armanino label as well as its foodservice customers only under the Bay City[R] label. All other cooked and uncooked meat and poultry products are available to foodservice customers only in the western region of the U.S. under the Armanino label.

     The Company's new line of Garlic Zing[R] refrigerated products, which may be used as a sandwich spread, dip or topping, includes five (5) flavors, namely Original, Tomato Basil, Roasted Red Bell Pepper, Jalapeno and Dill. These products are available to the Company's retail customers in Northern California under the Garlic Zing[R] label.

     Additionally, the Company developed a value added formulated version of several meat and poultry products. These value-added products are sold to retail meat and deli customers as well as to its foodservice customers in the western region of the U.S. under the Bay City[R] label.

     The Company presently markets a plain frozen focaccia. The focaccia is available in 1/4 sheets (1/4 sheet is approximately eight inches by twelve inches), precooked frozen and sold to foodservice customers.

NEW PRODUCTS

     During the first quarter of 2003, the Company introduced one (1) new sauce, namely its Classic Ligurian Basil Pesto sauce, which is a new blend of the Company's basic pesto sauce substituting olive oil for canola oil and the addition of pine nuts to the recipe. The Classic Ligurian Basil pesto sauce is available to foodservice customers on a national basis.

     Additionally, in the second quarter, the Company expects to introduce a second new sauce, namely Peperonata sauce, to foodservice customers on a national basis. Also, during the second quarter the Company expects to begin distribution of its Original flavor Garlic Zing[R] product to foodservice customers in the western region of the U.S. only.

     Lastly, during the third quarter the Company expects to introduce one (1) new ravioli product, namely a vegetable ravioli, which will be made available to foodservice customers in the western region of the U.S. only.

     With respect to the Company's foodservice line, the Company continues to research the addition of sauces, sandwich spreads/dressings and stuffed pasta products to enhance the line of products in the future.

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

     In 1997, the Company expanded its manufacturing operations to include multi-purpose manufacturing and assembly equipment for entree line items, lasagna, cannelloni, manicotti; pasta sheets and specialty pastas such as tortellini and tortelloni. To complement this line further, kettles were also purchased to manufacture sauces for this line as well as a refrigeration system for quick cooling of product. New packaging equipment was also acquired.

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

     In 2001, the Company purchased equipment to further automate its pasta production operation thereby increasing the manufacturing capacity of pasta products to better meet the needs of its customers.

     In October 2002, the Company expanded its manufacturing operation to include the addition of machinery and equipment purchased as part of the Company's acquisition of assets from East Bay Natural Foods for the manufacture of Garlic Zing[R] sandwich spread/dip/topping "vegan" line of products.

     Additionally, during the fourth quarter of 2002, as a result of the Company's decision to discontinue its entree line, the Company physically removed and disposed of the machinery and equipment associated with the entree line to allow the Company to utilize the space to accommodate the Garlic Zing[R] operation and improve its existing pasta operations.

     The annual production rate of products varies as does the capacity of the equipment, depending on the type of product being produced. The Company believes that its equipment has sufficient capacity to meet its production needs for at least the next twelve months.

     The Company's line of frozen meatballs were formerly manufactured by Pan Ready (formerly Spun Steak) of South San Francisco, California. The Company had an agreement with Pan Ready pursuant to which that company manufactured these products based on the Company's proprietary formulas at a set price, as well as Pan Ready's products on a "private label" basis at a set price. Pan Ready had agreed to keep the Company's proprietary recipes confidential.

     In May 2001, the Company entered into an agreement with Pan Ready, which was consummated in August 2001. Under the agreement, the Company acquired machinery and equipment, product formulations and other intellectual property from Pan Ready which permits the Company to manufacture and distribute certain cooked meat and poultry products which Pan Ready had been manufacturing and distributing, in part through the Company. The agreement with Pan Ready was in part attributable to Pan Ready's decision to discontinue operations. In conjunction with the Pan Ready transaction, the Company entered into a Manufacturing and Packaging Agreement and a License Agreement with Swiss American Sausage Co. of Lathrop, California, a subsidiary of Provena Foods, Inc. Swiss American is a manufacturer of processed meat products serving the pizza market and foodservice distributors. Under the multi-year License Agreement the Company installed machinery and equipment which it had purchased from Pan Ready into Swiss American's Lathrop plant in exchange for the payment of a license fee. At the same time, the Company and Swiss American entered into a multi-year Manufacturing and Packaging Agreement. Under the agreement, Swiss American is utilizing the machinery and equipment licensed to it by the Company to produce the Company's proprietary meat and poultry products at agreed upon prices and pursuant to the Company's proprietary formulations and specifications. Swiss American has agreed to keep the Company's recipes, formulations and specifications confidential.

     The Company's focaccia products are manufactured for the Company by Maggiora Bakery ("Maggiora") in Richmond, California. The Company entered into an agreement with Maggiora pursuant to which that company will manufacture and package these products based on the Company's proprietary formulas at a set price. Maggiora has agreed to keep the Company's recipes confidential.

     Certain stuffed pasta products are manufactured for the Company by Warren Foods ("Warren") of Altoona, Ohio. The Company has an agreement with Warren pursuant to which that company manufactures and packages certain of their products on a "private-label" basis at a set price for the Company.

     Certain specialty stuffed pastas and flat pasta products are manufactured for the Company by Il Pastaio ("Il Pastaio") of San Francisco, California.
The Company has an agreement with Il Pastaio pursuant to which that company manufactures and packages certain of their products on a "private-label" basis at a set price for the Company.

     Certain stuffed pastas are manufactured for the Company by Pasta Mia ("Pasta Mia") of Huntington Beach, California. The Company has an agreement with Pasta Mia pursuant to which that company manufactures and packages certain of their products on a "private-label" basis at a set price for the Company.

     Certain cooked meat products are manufactured for the Company by Kings Command ("K.C.") of Kent, Washington. The Company has an agreement with K.C. pursuant to which that company manufactures and packages these products based on the Company's proprietary formulas at a set price. K.C. has agreed to keep the Company's formulas confidential.

     Certain uncooked meat products are manufactured for the Company by Skylark ("Skylark") of Omaha, Nebraska. The Company has an agreement with Skylark pursuant to which that company manufactures and packages certain of their products on a "private-label" basis at a set price for the Company.

     Certain cooked poultry products are manufactured for the Company by Kings Delight ("Kings Delight")) of West Grove, Pennsylvania. The Company has an agreement with Kings Delight pursuant to which that company manufactures and packages these products based on the Company's proprietary formulas at a set price. Kings Delight has agreed to keep the Company's formulas confidential.

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

     With regard to the production of frozen pesto sauces and pasta products at the Company's own facilities, the Company is responsible for the supervision of the above-mentioned quality assurance measures and has employed its own in-house quality control personnel to assure that the Company's processing and sanitation compliances are met. The Company also performs process analysis as well as microbiological analysis and nutritional calculations of its in-house production, and uses a Modesto, California laboratory firm to assist in this testing, as needed. The Company completed its Hazard Analysis and Critical Control Points ("HACCP") program, required by USDA regulations. The Company implemented this program subsequent to receiving approval of the program by the U.S.D.A. in January 1999. In addition to the Company's HACCP program, the Company has had in place since 1996, a Recall Plan. This plan is updated, as needed or warranted, and mock recalls performed on a periodic basis.

     During 2000, the Company was certified by the Islamic Food and Nutritional Council of America as a Halal (products produced in compliance with the requirements of the Islamic dietary code) approved facility.
However, during 2002, the Company did not renew its Halal certification due to a low response to this feature, and is no longer a certified Halal approved facility.

     All raw materials are purchased from approved suppliers by manufacturers on contract where specific requirements on quality, size, and packing medium must be met, or on a spot market basis where prior specifications have been met or qualified by testing.

DISTRIBUTION AND MARKETING

     The Company's products are marketed through a network of food brokers and sold to retail, foodservice, club-type stores, and industrial accounts.
During the third quarter of 1998, the Company appointed DOT Foods to distribute the Company's line of products to new and existing customers on a non-exclusive national basis. DOT Foods is a master distributor servicing both regional and national distributors. Approximately 39% of the Company's sales are currently handled by DOT Foods.

     For the year ended 2002, two (2) independent brokers, namely, Herspring, Inc. and Enhance Marketing accounted for 15% and 11%, respectively, of the sales of the Company.

     For the year ended 2001, two independent brokers, namely Herspring, Inc. and Progressive Marketing accounted for 17% and 12%, respectively, of the sales of the Company.

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

EMPLOYEES

     As of March 1, 2003, the Company employed 39 persons on a full-time basis and two on a part-time basis. The Company also presently uses two to five persons on a full-time basis, as needed, from a temporary employment service.

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

     The Company uses the name "Armanino" as a trademark for its products. However, no trademark application has been filed for Armanino.

     In November 1995, the Company received a trademark registration for the mark Italian Holiday[R] from the U.S. Patent and Trademark office. This trademark was used by the Company on certain of its frozen stuffed pasta products and meatball products. The Company currently uses this trademark on its value-added line of pasta products only.

     In August 1998, the Company received a trademark registration for the mark Pasta Regina from the U.S. Patent & Trademark Office. The Company previously used this mark on certain of its flat and filled pastas, including ravioli and tortellini sold to foodservice, industrial and retail accounts.

     In January 2003, the Company received a trademark registration to use the mark "Bay City[R]" from the U.S. Patent and Trademark office. This trademark is currently being used by the Company on certain of its frozen value-added cooked meat and poultry products only.

     As a result of the acquisition of the Garlic Zing[R] product line from East Bay Natural Foods, the Company now holds the rights to this trademark with the U.S. Patent and Trademark office, and is currently in the process of transferring the trademark registration to the Company's name. This trademark is currently used by the Company on its refrigerated line of sandwich spread/dip/topping "vegan" products only.

GOVERNMENT REGULATION

     The Company's current manufacturing operations are regulated by the United States Department of Agriculture ("USDA") as well as state and local authorities. The Company is subject to various regulations with respect to cleanliness, maintenance of food production equipment, food handling and storage, and is subject to on-site inspections. The Company, as a manufacturer and distributor of food items, is also subject to regulation by government agencies, including, specifically, the USDA. Under various statues and regulations, the regulatory agencies prescribe requirements and establish standards for quality, purity and labeling. The finding of a failure to comply with one or more regulatory requirements can result in a variety of sanctions, including stopping production, monetary fines and/or the compulsory withdrawal of products from the supermarket shelves. However, the Company believes that in the event any such violations were found to exist, the Company could seek compensation from the manufacturer of the cited product on products not manufactured by the Company since the manufacturer is responsible for processing, manufacturing, packaging and labeling such products. Nevertheless, there can be no assurance that the Company would be successful in recovering such compensation.

ITEM 2.  DESCRIPTION OF PROPERTY.

     The Company leases approximately 24,375 square feet of office, production and warehouse space located at 30588 San Antonio Street, Hayward, California, 94544. The base rent is $9,200 per month through August 9, 2003 which is the expiration date of the initial lease term. In January 2003, the Company exercised an option to extend the lease term for five years. On August 10, 2003, the monthly base rent will be $16,209. The monthly rent will increase on August 10, 2004 and every subsequent year of the extended lease term based on the increase in the Consumer Price Index on that date. The minimum increase will be 3.5% and the maximum will be 7% for years two, three and five. The minimum rent for year four will be based on the increase in the Consumer Price Index from year three or $.85 per square foot whichever is greater. The lease expires on August 9, 2008, with an option to extend the term for an additional five year period. In addition to the base rent the Company is required to pay all utilities, expenses, maintain insurance on the property and pay any increases in real estate taxes on the property.

     In January 2002, the Company leased approximately 7,408 square feet of additional office and warehouse space located at 30641 San Antonio Street, Hayward, California 94544. The base rent is $5,407 per month plus an additional $1,249 per month for C.A.M. and HVAC expenses through December 31, 2003. The monthly rental will increase effective on January 1 of each year based on the Consumer Price Index on that date with a minimum of 3% cumulative annual increase and a maximum of a 6% cumulative annual increase. The lease expires on December 31, 2008, with an option to extend the term for one five year period. In addition to the base rent, CAM and HVAC expenses, the Company is required to pay utilities respective to the Company's space, maintain insurance on the space and Company's personal property within the space and pay its pro-rata portion of any increase in real estate taxes on the property.

ITEM 3.  LEGAL PROCEEDINGS.

     The Company is not a party to any material legal proceeding.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the Company's shareholders during the fourth quarter of the year ended December 31, 2002.

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

     QUARTER ENDED                               HIGH         LOW
     ------------------                         -------     -------

     March 31, 2001                             $2.53       $2.00
     June 30, 2001                              $3.20       $2.20
     September 30, 2001                         $3.06       $1.95
     December 31, 2001                          $3.40       $1.82

     March 31, 2002                             $4.95       $2.85
     June 30, 2002                              $4.24       $2.89
     September 30, 2002                         $3.25       $2.45
     December 31, 2002                          $2.86       $2.10

     APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK. The number of holders of record of the Company's no par value common stock at March 3, 2003, was 421.

     DIVIDENDS.  Holders of common stock are entitled to receive such
dividends as may be declared by the Company's Board of Directors.   The
following dividends give retroactive effect to a 2 for 1 forward stock split which became effective on June 25, 2001:

     On March 7, 2001, the Board of Directors approved a regular dividend of $.025 per share on outstanding shares of the Company's Common Stock, which dividend was paid on May 11, 2001, to shareholders of record on April 12, 2001.

     On May 16, 2001, the Board of Directors approved a two for one stock split in the form of a 100% stock dividend on outstanding shares of the Company's Common Stock, which dividend was paid on June 25, 2001, to shareholders of record on June 11, 2001.

     On May 16, 2001, the Board of Directors also approved a regular dividend of $.025 per share on outstanding shares of the Company's Common Stock, which dividend was paid on August 6, 2001, to shareholders of record on July 6, 2001.

     On September 19, 2001, the Board of Directors approved a regular dividend of $.025 per share on outstanding shares of the Company's Common Stock which dividend was paid on November 2, 2001, to shareholders of record on October 5, 2001.

     On December 13, 2001, the Board of Directors approved a regular dividend of $.025 per share on outstanding shares of the Company's Common Stock and a special dividend of $.15 per share on outstanding shares of its Common Stock both of which dividends were paid on January 21, 2002, to shareholders of record on December 26, 2001.

     On March 7, 2002, the Board of Directors approved a $.05 per share dividend on outstanding shares of the Company's Common Stock which dividend was paid on April 26, 2002, to shareholders of record on March 26, 2002.

     On May 22, 2002, the Board of Directors approved a regular dividend of $0.05 per share on outstanding shares of its common stock which dividend was paid on July 26, 2002 to shareholders of record on June 28, 2002.

     On September 12, 2002, the Board of Directors approved a regular dividend of $0.05 per share on outstanding shares of its common stock which dividend was paid on October 31, 2002 to shareholders of record on October 15, 2002.

     On December 12, 2002, the Board of Directors approved a regular dividend of $0.05 per share on outstanding shares of its common stock which dividend was paid on January 21, 2003, to shareholders of record on December 26, 2002.

     On March 14, 2003, the Board of Directors approved a regular dividend of $0.05 per share on outstanding shares of its common stock which dividend is to be paid on April 25, 2003 to shareholders of record on March 26, 2003.

     PRIVATE SALES OF SECURITIES. During the quarter ended December 31, 2002, the Company did not sell any securities which were not registered under the Securities Act of 1933, as amended.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

RESULTS OF OPERATIONS

     Net sales for the year ended December 31, 2002 were $15,469,935 compared to $14,948,935 for the year ended December 31, 2001. The increase in sales was primarily due to an increase in the retail meat products sales. The pesto sales experienced a slight increase for the year as a result of programs implemented by the Company offering incentives to brokers and distributors for achieving specified increases over prior year sales. The retail portion of the business showed a good increase across all product lines primarily due to the Company's heavy promotional and slotting costs. The Company continues to focus its efforts on expanding customer base for all of its products through promotional and marketing programs.

     Cost of goods sold as a percentage of net sales increased from 60.6% for the year ended December 31, 2001 to 62.5% for the year ended December 31, 2002. The increase in this percentage is due to a shift in the product mix favoring the lower margin meatball and breaded chicken product lines.

     Operating expenses as a percentage of net sales were 34.8% for the year ended December 31, 2002 as compared to 32% for the year ended December 31, 2001. The increase in this percentage is due to the increase in retail promotional spending.

     Other income decreased from $142,439 in 2001 to $46,715 in 2002. This decrease was primarily due to lower interest income for 2002. The decrease in interest income was the result of lower cash balances during 2002 as well as a decrease in overall interest rates available on U.S. Treasury Bills.

     Net income from continuing operations was $405,463 for the year ended December 31, 2002, compared to $698,271 for the year ended December 31, 2001. The decrease in net income from continuing operations was primarily due to an increase in retail promotional spending.

     Net (loss) for the year ended December 31, 2002 was $(391,229) compared to net income of $634,613 for the year ended December 31, 2001. The Company's net loss for the year ended December 31, 2002 is attributable to its decision to dispose of equipment associated with its discontinued entree product line. These assets were sold in December 2002, and the Company recorded a loss on disposal of $1,325,448, net of a tax benefit of $528,756. See Note 14 to the financial statements.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2002, the Company had working capital of $4,489,990, an increase of $275,049 from December 31, 2001. The increase in working capital is primarily due to income from continuing operations and cash received from the exercise of stock options. Current assets included $3,178,162 in cash, cash equivalents and accounts receivable. Management believes that this level of working capital is adequate to meet anticipated needs for liquidity.

     During the year ended December 31, 2002, cash used by operating activities of the Company amounted to ($199,551). The primary reason for the decrease is the build-up of inventories to accommodate higher sales and the resulting increase in accounts receivable.

     During the year ended December 31, 2002, cash used for investing activities of the Company amounted to $319,055. This amount was primarily made up of expenditures for property and equipment and the purchase of intangible assets in relation to the Garlic Zing[R] label. These amounts were partially offset by payments received on the direct financing lease.

     During the year ended December 31, 2002, cash used by financing activities of the Company amounted to $883,533. This net amount consisted of $1,046,223 in regular and special dividends paid during the twelve months, proceeds received from stock option exercises of $205,137 and payments on capital leases of $42,447.

     During the year ended December 31, 2002, the Company purchased equipment, proprietary formulations and other intellectual property for a total cost of $100,000. The Company will use the formulations and equipment to manufacture a new product line under the Garlic Zing[R] label.

     The Company presently has no material commitments for capital expenditures.

ITEM 7.  FINANCIAL STATEMENTS.

     The financial statements are set forth on pages F-1 through F-21 hereto.

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

     The information required by these Items is incorporated herein by reference to the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held May 22, 2003.

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

10.4       Employment Agreement         Incorporated by reference to
           effective January 1,         Exhibit 10.9 to the Registrant's
           2000 with William J.         Form 10-KSB for the year ended
           Armanino, as amended         December 31, 2000

10.5       Equipment Purchase           Incorporated by reference to
           Agreement with Pan Ready     Exhibit 10.6 to the Registrant's
           Foods, Inc., as amended      Form 10-KSB for the year ended
                                        December 31, 2001

10.6       Manufacturing and            Incorporated by reference to
           Packaging Agreement with     Exhibit 10.7 to the Registrant's
           Swiss American Sausage       Form 10-KSB for the year ended
           Co.                          December 31, 2001

10.7       License Agreement with       Incorporated by reference to
           Swiss American Sausage       Exhibit 10.8 to the Registrant's
           Co., as amended              Form 10-KSB for the year ended
                                        December 31, 2001

10.8       Lease Agreement for          Incorporated by reference to
           30642 San Antonio Street,    Exhibit 10.9 to the Registrant's
           Hayward, California          Form 10-KSB for the year ended
                                        December 31, 2001

10.9       Financial Advisor Services   Incorporated by reference to
           Agreement with First         Exhibit 10.9 to the Registrant's
           London Securities            Form 10-KSB for the year ended
           Corporation dated            December 31, 2001
           January 2, 2002

10.10      Financial Advisor Services   Filed herewith electronically
           Agreement with First
           London Securities
           Corporation dated July 31,
           2002

10.11      Employment Agreement dated   Filed herewith electronically
           June 1, 2002 with William
           J. Armanino

10.12      Employment Agreement dated   Filed herewith electronically
           June 1, 2002 with Edmond
           J. Pera

10.13      First Amendment to Employ-   Filed herewith electronically
           ment Agreement effective
           May 1, 2003 with
           Edmond J. Pera

10.14      2002 Stock Option Plan       Incorporated by reference to
                                        Exhibit A to the Registrant's
                                        Definitive Proxy Statement for
                                        the Annual Meeting of Share-
                                        holders held on May 23, 2002

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

ITEM 14.  CONTROLS AND PROCEDURES

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this annual report, and, based upon their evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

           ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY
                     CONSOLIDATED FINANCIAL STATEMENTS

                                   CONTENTS




                                                                      PAGE

     Independent Auditors' Report .................................   F-2

     Consolidated Balance Sheet, December 31, 2002 ................   F-3

     Consolidated Statements of Operations, for the years ended
     December 31, 2002 and 2001 ...................................   F-5

     Consolidated Statement of Stockholders' Equity for the
     years ended December 31, 2002 and 2001 .......................   F-7

     Consolidated Statements of Cash Flows, for the years ended
     December 31, 2002 and 2001 ...................................   F-8

     Notes to Consolidated Financial Statements ...................   F-10

                       INDEPENDENT AUDITORS' REPORT


Board of Directors
ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY
Hayward, California


We have audited the accompanying consolidated balance sheet of Armanino Foods of Distinction, Inc. and Subsidiary as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements audited by us present fairly, in all material respects, the financial position of Armanino Foods of Distinction, Inc. and Subsidiary as of December 31, 2002 and the results of their operations and their cash flows for the years ended December 31, 2002 and 2001, in conformity with generally accepted accounting principles in the United States of America.



/s/ Pritchett, Siler & Hardy, P.C.



January 31, 2003, except for Note 15
  for which the date is March 19, 2003
Salt Lake City, Utah

              ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                       ASSETS



                                                           December 31,
                                                               2002
                                                           ------------
CURRENT ASSETS:
  Cash and cash equivalents                                $  1,094,002
  Accounts receivable, net                                    2,084,160
  Inventory                                                   1,888,085
  Prepaid expenses                                              309,698
  Current portion of direct financing lease receivable           91,533
  Current deferred tax asset                                    116,412
                                                           ------------
          Total Current Assets                                5,583,890
                                                           ------------
PROPERTY AND EQUIPMENT, net                                   2,162,282
                                                           ------------
DIRECT FINANCING LEASE RECEIVABLE , net                         475,008
                                                           ------------
OTHER ASSETS:
  Deposits                                                       32,000
  Intangible assets, net                                        470,438
                                                           ------------
          Total Other Assets                                    502,438
                                                           ------------
                                                           $  8,723,618
                                                           ============
























The accompanying notes are an integral part of this financial statement.

             ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY
                        CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY

                                                           December 31,
                                                               2002
                                                           ------------
CURRENT LIABILITIES:
  Accounts payable                                         $    762,569
  Accrued expenses                                              167,697
  Dividends payable                                             163,634
                                                           ------------
          Total Current Liabilities                           1,093,900

DEFERRED TAX LIABILITY                                           33,163

DEFERRED INCOME ON DIRECT FINANCING LEASE                        63,157
                                                           ------------
          Total Liabilities                                   1,190,220
                                                           ------------
STOCKHOLDERS' EQUITY:
  Preferred stock; no par value, 10,000,000 shares
   authorized, no shares issued and outstanding                    -
  Common stock; no par value, 40,000,000 shares
   authorized, 3,250,108 shares issued and
   outstanding at  December 31, 2002                          7,987,522
  Additional paid-in-capital                                     37,911
  Accumulated Deficit                                          (479,468)
                                                           ------------
                                                              7,545,965
  Less: Deferred compensation expense
   in accordance with APB 25                                    (12,567)
                                                           ------------
          Total Stockholders' Equity                          7,533,398
                                                           ------------
                                                           $  8,723,618
                                                           ============

















The accompanying notes are an integral part of this financial statement.

              ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    For the Years Ended
                                                        December 31,
                                               -----------    -----------
                                                   2002           2001
                                               -----------    -----------
SALES, net of returns, discounts and
  slotting                                     $15,469,935    $14,948,935
COST OF GOODS SOLD                               9,663,372      9,057,614
                                               -----------    -----------
GROSS PROFIT                                     5,806,563      5,891,321
                                               -----------    -----------
OPERATING EXPENSES:
  General and administrative                     1,324,906      1,202,618
  Salaries, wages and related payroll taxes      1,697,054      1,697,646
  Commissions                                      561,737        529,922
  Advertising, demonstrations, promotions
   and trade allowances                          1,799,296      1,341,338
                                               -----------    -----------
          Total Operating Expenses               5,382,993      4,771,524
                                               -----------    -----------
INCOME FROM OPERATIONS                             423,570      1,119,797
                                               -----------    -----------
OTHER INCOME (EXPENSE)
  Interest expense                                    (988)        (1,312)
  Interest and other income                         47,703        137,751
  Gain on sale of fixed assets                        -             6,000
                                               -----------    -----------
          Total Other Income                        46,715        142,439
                                               -----------    -----------
INCOME FROM CONTINUING OPERATIONS BEFORE
  INCOME TAXES AND DISCONTINUED OPERATIONS         470,285      1,262,236

CURRENT TAX EXPENSE (BENEFIT)                      (38,500)       485,553

DEFERRED TAX EXPENSE                               103,322         78,412
                                               -----------    -----------
INCOME BEFORE DISCONTINUED OPERATIONS              405,463        698,271
                                               -----------    -----------
DISCONTINUED OPERATIONS:
  Loss on disposal of discontinued entree
    line                                        (1,325,448)      (115,070)
  Tax benefit                                      528,756         51,412
                                               -----------    -----------
          Total Loss from Discontinued
           Operations                             (796,692)       (63,658)
                                               -----------    -----------
NET INCOME (LOSS)                              $  (391,229)   $   634,613
                                               -----------    -----------


                                 [Continued]

             ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                               [Continued]

                                                    For the Years Ended
                                                        December 31,
                                               -----------    -----------
                                                   2002           2001
                                               -----------    -----------

EARNINGS (LOSS) PER COMMON AND EQUIVALENT
  SHARES:

   BASIC EARNINGS (LOSS) PER SHARE:
     Income from continuing operations         $       .13    $       .22
     Loss on disposal of entree line                  (.25)          (.02)
                                               -----------    -----------
   BASIC EARNINGS (LOSS) PER SHARE             $      (.12)   $       .20
                                               -----------    -----------
   WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING                                  3,233,698      3,151,471
                                               -----------    -----------
   DILUTED EARNINGS (LOSS) PER SHARE:
    Income from continuing operations          $       .12    $       .22
    Loss on disposal of entree line                    N/A           (.02)
                                               -----------    -----------
   DILUTED EARNINGS PER SHARE                  $       N/A    $       .20
                                               -----------    -----------
   WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING - ASSUMING DILUTION              3,404,528      3,181,616
                                               -----------    -----------
























The accompanying notes are an integral part of these financial statements.

             ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY
              CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


                                      Common Stock          Additional    Retained
                                    -----------------        Paid-in      Earnings
                                    Shares       Amount      Capital      (Deficit)
                                   ---------   ----------   ----------   ----------

BALANCE, December 31, 2000         3,133,608   $7,700,998   $   22,311   $  727,506

Shares of common stock issued
 for options exercised at $2.31
 per share, June, 2001                32,600       75,387         -            -

Dividends on common shares              -            -            -        (795,682)

Net income for the year ended
 December 31, 2001                      -            -            -         634,613
                                   ---------   ----------   ----------   ----------
BALANCE, December 31, 2001         3,166,208   $7,776,385   $   22,311   $  566,437

Shares of common stock issued
 for options exercised at $2.31
 to $2.69 per share, February to
 May, 2002                            81,900      205,137         -            -

Shares of common stock issued
 for services valued at $3.00
 per share June 2002                   2,000        6,000         -            -

Compensation expense in accordance
 with APB 25 for the issuance of
 60,000 options to purchase common
 stock at below market value,
 August 2002                            -            -         15,600          -

Dividends on common shares              -            -           -         (654,676)

Net loss for the year ended
 December 31, 2002                      -            -           -         (391,229)
                                   ---------   ----------   ----------   ----------
BALANCE, December 31, 2002         3,250,108   $7,987,522   $   37,911   $ (479,468)
                                   =========   ==========   ==========   ==========












The accompanying notes are an integral part of this financial statement.

             ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

              Increase (Decrease) in Cash and Cash Equivalents


                                                                         For the Years Ended
                                                                             December 31,
                                                                     -----------    -----------
                                                                        2002            2001
                                                                     -----------    -----------
Cash Flows from  Operating Activities:
  Net income (loss)                                                  $  (391,229)   $   634,613
                                                                     -----------    -----------
  Adjustments to reconcile net income to net cash
   used by operations:
    Depreciation and amortization                                        534,055        684,311
    Non-cash expenses                                                      9,033           -
    Change in deferred tax asset/liability                              (358,249)        27,000
    Gain on sale of fixed assets                                            -            (6,000)
    Loss from disposal of discontinued operations                      1,325,448           -
    Changes in assets and liabilities:
     Increase in accounts receivable                                    (339,559)      (567,025)
     Increase in inventory                                              (414,555)      (161,913)
     Increase in prepaid expenses                                        (60,430)       (64,016)
     Increase (decrease) in accounts payable, accrued expenses
      and income taxes payable                                          (504,065)       358,235
                                                                     -----------    -----------
          Total Adjustments                                              191,678        270,592
                                                                     -----------    -----------
          Net Cash Provided (Used) by Operating Activities              (199,551)       905,205
                                                                     -----------    -----------
Cash Flows from Investing Activities:
  Purchases of property and equipment                                   (312,048)      (130,495)
  Purchase of Intangible assets                                          (95,000)          -
  Proceeds from sale of property and equipment                            24,550          6,000
  Purchase of US treasury bills, net                                        -           197,881
  Investment in direct financing lease                                      -          (566,828)
  Payments of direct financing lease                                      63,443           -
  Increase in deposits                                                      -           (19,000)
                                                                     -----------    -----------
          Net Cash Used by Investing Activities                         (319,055)      (512,442)
                                                                     -----------    -----------
Cash Flows from Financing Activities:
  Payments on capital lease obligations                                  (42,447)       (52,220)
  Proceeds from common stock Issuances                                   205,137         75,387
  Dividends paid                                                      (1,046,223)      (320,182)
                                                                     -----------    -----------
          Net Cash Used by Financing Activities                         (883,533)      (297,015)
                                                                     -----------    -----------
Net Increase (Decrease) in Cash and Cash Equivalents                  (1,402,139)        95,748

Cash and Cash Equivalents at Beginning of Period                       2,496,141      2,400,392
                                                                     -----------    -----------
Cash and Cash Equivalents at End of Period                           $ 1,094,002    $ 2,496,140
                                                                     ===========    ===========

                                [Continued]

                ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Increase (Decrease) in Cash and Cash Equivalents
                                    [Continued]

                                                                         For the Years Ended
                                                                             December 31,
                                                                     -----------    -----------
                                                                        2002            2001
                                                                     -----------    -----------
Supplemental Disclosures of Cash Flow
  Information:
    Cash paid during the period for:
     Interest                                                        $       988    $     1,312
     Income taxes                                                    $   204,099    $   581,206


Supplemental Disclosures of Non-Cash Investing and Financing
 Activities:

    For the year ended December 31, 2002:

      The Company issued a total of 2,000 shares of restricted common stock in exchange for services rendered of $6,000.

      During 2002, the Company issued a total of 60,000 options to a director to purchase common stock at $2.54 per share, which was below the current market value of the Company common stock of $2.80.  The options vest equally over 36 months. In accordance with APB
      25, the Company has recorded additional paid in capital of $15,600, compensation expense of $3,033 and deferred compensation of $12,567 as a reduction of stockholders equity.

    For the year ended December 31, 2001:

      None.



















The accompanying notes are an integral part of these financial statements.

             ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Basis of Presentation - The consolidated financial statements include the accounts of Armanino Foods of Distinction, Inc. [Parent], which is engaged in the production and marketing of upscale and innovative food products, including primarily frozen pesto sauces, frozen pasta products, cooked and frozen meat and poultry products, and it's wholly-owned dormant subsidiary AFDI, Inc. [Subsidiary] incorporated in May 1995.

Consolidation - All significant intercompany transactions between Parent and Subsidiary have been eliminated in consolidation.

Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents [See Note 3]. The Company had $44,044 in excess of federally insured amounts in its bank accounts at December 31, 2002.

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

Accounts Receivable - Accounts receivable consist of trade receivables arising in the normal course of business. At December 31, 2002, the Company has established an allowance for doubtful accounts of $30,000 which reflects the Company's best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. Amounts written off for the years presented are insignificant for disclosure.

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

Intangible Assets   Intangible assets consist of Goodwill, proprietary
formulas and trademarks and are classified as indefinite life intangible assets. During the year ended December 31, 2002 the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" and accordingly has stopped recording amortization. The Company has no definite-life intangible assets.

               ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

Revenue Recognition - Revenue from product sales net of allowances for returns, discounts, and slotting is recognized at the time of shipment.

Advertising Cost - Cost incurred in connection with advertising of the Company's products are expensed as incurred. Such costs amounted to $24,142 and $48,333 for 2002 and 2001, respectively.

Research and Development Cost - The Company expenses the cost of developing new products as incurred as research and product development costs. Included in general and administrative expense at December 31, 2002 and 2001 are $12,203 and $10,876, respectively, of research and development costs associated with the development of new products.

Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." This statement requires an asset and liability approach for accounting for income taxes.

Earnings (Loss) Per Share   The Company calculates earnings per share in
accordance with the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share." The computation of basic earnings per share is based on the weighted average number of shares outstanding during the periods presented. The computation of diluted earnings per share is based on the weighted average number of outstanding common shares during the year plus, when their effect is dilutive, additional shares assuming the exercise of certain vested and non-vested stock options and warrants, reduced by the number of shares which could be purchased from the proceeds. Diluted earning loss per share was not presented for the year ended December 31, 2002 because the effect was anti-dilutive.

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

Recently Enacted Accounting Standards - Statement of Financial Accounting Standards SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", and SFAS No. 147, "Acquisitions of Certain Financial Institutions - an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", were recently issued. SFAS No, 144, 145, 146 and 147 have no current applicability to the Company or their effect on the financial statements would not have been significant. During December 31, 2001, the Company adopted Emerging Issue Task Force 00-25 "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products", as amended by Emerging Issue Task Force 01-9 "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)", requiring the Company to reclassify slotting expenses paid to resellers from Advertising, Demonstrations, Promotions and Trade Allowances to Net Revenues.

              ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - RELATED PARTY TRANSACTIONS

During the years ended December 31, 2002 and 2001 the Company paid accounting fees of $11,478 and $11,676, respectively to a company controlled by a director/shareholder.

During the year ended December 31, 2002, the Company incurred $30,000 in consulting fees for services provided by company controlled by a director of the Company.

During the year ended December 31, 2002, the Company incurred $20,000 in consulting fees for services provided by a director of the Company.

NOTE 3 - TREASURY BILL / CASH EQUIVALENTS

At December 31, 2002, Treasury bills and cash equivalents consisted of US treasury bills, which are carried at their amortized costs, as follows and presented as cash equivalents in the accompanying financial statements:

                                    Amortized    Market      Maturity
  Date Acquired   Maturity Date     Cost         Value       Value
  -------------   -------------     ---------    ---------   ---------

     12/20/02        1/23/03          899,622      899,622     900,000
                                    ---------    ---------   ---------
                                      899,622      899,622     900,000
Cash Equivalents                     (899,622)    (899,622)   (900,000)
                                    ---------    ---------   ---------
                                    $    -       $    -      $    -
                                    =========    =========   =========

NOTE 4 - INVENTORY

Inventory consists of the following at December 31, 2002:

                                                            2002
                                                        -----------
     Raw materials and supplies                         $  361,398
     Finished goods                                      1,526,687
                                                        ----------
                                                        $1,888,085
                                                        ==========

             ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 2002:

                                                           2002
                                                       -----------
     Office equipment                                  $   307,071
     Machinery and equipment                             3,570,581
     Leasehold improvements                              1,802,372
                                                       -----------
                                                         5,680,024
     Less: Accumulated depreciation and amortization    (3,517,742)
                                                       -----------
                                                       $ 2,162,282
                                                       ===========

Depreciation expense amounted to $534,055 and $642,311 for the years ended December 31, 2002 and 2001, respectively.

NOTE 6 - INTANGIBLE ASSETS

As of December 31, 2002 the Company's intangible assets consisted of the following:

                                                           2002
                                                       -----------
     Indefinite life intangible assets:
      Goodwill                                         $   375,438
      Formulas                                              94,000
      Trademarks                                             1,000
                                                       -----------
          Total Intangible Assets                      $   470,438
                                                       ===========

On October 14, 2002 the Company purchased proprietary formulations, trademarks and related equipment of a product line consisting of natural "vegan" spreads sold under the Garlic Zing label for $100,000. The purchase price was allocated $94,000 for formulas, $1,000 for trademarks and $5,000 for equipment.

Goodwill represents the excess of the cost of purchasing Alborough, Inc. over the fair market value of the assets on May 20, 1996. At December 31, 2002, the Company has $375,438 in goodwill classified as an indefinite-life intangible assets.

During the year ended December 31, 2002, the Company completed its initial test of the Company's intangible assets for impairment in accordance with SFAS No. 142,. The Company used the quoted market price of it stock to test its intangible assets for impairment and determined that the Company's intangible assets were not impaired.

Prior to adopting SFAS No. 142 on January 1, 2002, the Company's goodwill was being amortized on a straight-line basis over the estimated useful life of fifteen years, in accordance with Accounting Principles Board Opinion No. 17, "Intangible Assets". The Company recorded amortization expense for the years ended December 31, 2002 and 2001, of $0 and $42,000, respectively.

            ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - INTANGIBLE ASSETS [Continued]

If SFAS No. 142 had been applied for the years ended December 31, 2002 and 2001, it would have the following effects:

                                                   2002           2001
                                               -----------    -----------
Income from continuing operations              $   405,463    $   698,271
Add amortization of assets no longer
  being amortized                                     -            42,000
                                               -----------    -----------
Adjusted Income from continuing operations     $   405,463    $   740,271
                                               ===========    ===========

Net income (loss) as reported                  $  (391,229)   $   634,613
                                               ===========    ===========
Add amortization of assets no longer
  being amortized                                     -            42,000
                                               -----------    -----------
Adjusted net income (loss)                     $  (391,229)   $   676,613
                                               ===========    ===========
Net income (loss) as reported per common
  share                                        $      (.12)   $       .20
Add amortization of assets no longer
  being amortized per common share                    -               .01
                                               -----------    -----------
Adjusted net income (loss) per common share    $      (.12)   $       .21
                                               -----------    -----------
Net income as reported per common share
  assuming dilution                            $       N/A    $       .20
Add amortization of assets no longer
  being amortized per common share                    -               .01
                                               -----------    -----------
Adjusted net income per common share
  assuming dilution                            $       N/A    $       .21
                                               ===========    ===========

NOTE 7 - INVESTMENT IN DIRECT FINANCING LEASE

During the year ended December 31, 2001, the Company acquired a cooked meat and poultry product line from Pan Ready Foods, Inc. and entered into a strategic alliance licensing agreement with Swiss American Sausage Co. a subsidiary of Provena Foods, Inc. Swiss American is a manufacturer of processed meat products. The strategic alliance provides for the Company to license to Swiss American the equipment. The Company also entered into a manufacturing and packaging agreement which calls for Swiss American to manufacture and package cooked meat and poultry products based on the Company's proprietary formulas. The agreements call for the Company to
receive a licensing fee of $640,515.   The licensing fee will be payable in
monthly installments equal to $0.05 per pound multiplied by the number of pounds of product purchased by the Company during the previous month. The manufacturing and packaging agreement expires September 30, 2006 with an automatic one year extension unless either party gives notice at least twelve months prior to the original expiration. This licensing agreement has been accounted for as a direct financing lease.

               ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - INVESTMENT IN DIRECT FINANCING LEASE [Continued]

Following is a summary of the components of the Company's net investment in the direct financing lease at December 31, 2002:

   Total minimum lease payments to be received         $  566,541
   Less unearned revenue                                  (63,157)
                                                       ----------
     Net investment in direct financing lease          $  503,384
                                                       ==========

Estimated minimum future rentals to be received each of the next five years on the non-cancelable lease as of December 31, 2002 are as follows:

   Year ending December 31,
          2003                                         $   91,533
          2004                                             91,533
          2005                                             91,533
          2006                                            291,942
          2007                                               -
       Thereafter                                            -
                                                       ----------
                                                       $  566,541
                                                       ==========

NOTE 8 - LEASES

Operating Leases - The Company leases its office and production facility under an operating lease expiring in August 2008, with options to extend through August 2013 at fair market rates. During December 2001, the Company entered into an operating lease for additional office and storage space expiring in December 2008. The Company also leases equipment under an operating lease expiring upon 90 days written notice.

The future minimum lease payments for non-cancelable operating leases having remaining terms in excess of one year as of December 31, 2002 are as follows:

     Year ending December 31                        Lease Payments

            2003                                         217,847
            2004                                         273,425
            2005                                         273,425
            2006                                         295,971
            2007                                         327,537
         Thereafter                                      145,031
                                                      ----------
     Total Minimum Lease Payments                     $1,533,236
                                                      ==========

Lease expense charged to operations was $184,712 and $105,225 for the years ended December 31, 2002 and 2001.

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

401(K) Profit Sharing Plan - The Company has a 401(K) profit sharing plan and trust that covers all employees. Any employees who are employed by the Company during a six consecutive month period and have reached age 21 are eligible to participate in the plan. The plan became effective January 1, 1993 and has a plan year of January 1 through December 31. During 2002 and 2001 contributions to the plan charged to operations were $ 41,702 and $36,223, respectively.

Employment Agreement - The Company maintains employment agreements with it's president and chief financial officer expiring on December 31, 2004. The employment agreements provide for specific salaries, incentive compensation, severance benefits, disability and death benefits. The agreements contain an early termination provision that would entitle the president and chief financial officer to receive one years salary and incentive compensation if terminated without cause.

NOTE 10 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes [SFAS No. 109]. SFAS No. 109 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards. At December 31, 2002, the total of all deferred tax assets was $116,412 and the total of the deferred tax liabilities was $33,163. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company's future earnings, and other future events, the effects of which cannot be determined.

The components of income tax expense (benefit) from continuing operations for the years ended December 31, 2002 and 2001 consist of the following:

                                                              2002           2001
                                                          -----------    -----------
Current income tax expense (benefit):
  Federal                                                 $   (38,500)   $   402,348
  State                                                          -            83,205
                                                          -----------    -----------
    Current tax expense                                       (38,500)       485,553
                                                          -----------    -----------
Deferred tax expense (benefit) arising from:
  Excess of tax over financial accounting depreciation    $   (36,032)   $   (33,000)
  Reserve for accrued vacation                                 (6,346)        (5,145)
  Alternative minimum tax credit                                 -            66,011
  Inventory 263A adjustment                                    (7,414)          (866)
  Tax attributable to continuing operations offset by
    tax benefit from discontinued operation                   153,114         51,412
                                                          -----------    -----------
     Net deferred tax expense                             $   103,322    $    78,412
                                                          ===========    ===========

Deferred income tax expense results primarily from the reversal of temporary timing differences between tax and financial statement income.

               ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - INCOME TAXES [Continued]

A reconciliation of income tax expense at the federal statutory rate to income tax expense at the company's effective rate is as follows:

                                                   2002           2001
                                               -----------    -----------
Computed tax at the expected statutory rate    $   160,441    $   390,036
State and local income taxes, net of federal
  benefit                                           27,532         66,930
Non-deductible expenses                             15,406         14,821
Goodwill amortization                                1,394         15,336
State tax credits                                   (3,302)        25,742
Deduction for options exercised                    (45,641)
Extraterritorial income exclusion                  (91,286)          -
Other Items                                            278           (312)
                                               -----------    -----------
     Income tax expense                        $    64,822    $   512,553
                                               ===========    ===========

The temporary differences, tax credits and carryforwards gave rise to the following deferred tax asset (liability) at December 31, 2002:

                                                          2002
                                                      -----------
     Excess of tax over book accounting depreciation  $   (33,424)
     State NOL Carryforward                                   261
                                                      -----------
          Net deferred tax liabilities                $   (33,163)
                                                      -----------
     Inventory 263A adjustment                             21,742
     State alternative minimum tax credits                 46,831
     Reserve for accrued vacation                          35,502
     Carryforward of excess contributions                   9,035
     Manufacturing tax credit                               3,302
                                                      -----------
          Net current tax assets                      $   116,412
                                                      -----------

The alternative minimum tax credits have no date of expiration and are available to offset the Company's future income tax liability. Management estimates that the Company will generate adequate net profits to use the deferred tax assets, consequently, a valuation allowance has not been recorded.

            ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - EARNINGS PER SHARE

The following data shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of potential dilutive common stock for the years ended December 31, 2002 and 2001:

                                                   2002           2001
                                               -----------    -----------
Income (loss) from continuing operations
 available to common stockholders              $   405,463    $   698,271
Loss on disposal of discontinued entree line      (796,692)       (63,658)
                                               -----------    -----------
Net Income (Loss) available to common
 stockholders                                  $  (391,229)   $   634,613
                                               -----------    -----------
Weighted average number of common shares
 outstanding used in basic earnings per share    3,233,698      3,151,471

Effect of dilutive securities:
 Stock options                                     170,830         30,145
                                               -----------    -----------
Weighted number of common shares and potential
 dilutive common shares outstanding used in
 dilutive earnings per share                     3,404,528      3,181,616
                                               -----------    -----------

For the year ended December 31, 2002, all outstanding options were included in the calculation of diluted earnings per share from continuing operations.

For the year ended December 31, 2001, options to purchase 731,800 shares of common stock at prices ranging from $2.54 to $2.86 per share, were not included in the computation of diluted earnings per share because their effect was anti-dilutive (the options exercise price was greater than the average market price of the common shares).

NOTE 12 - STOCKHOLDERS' EQUITY

Stock Splits During 2001, the Company approved a 2 for 1 stock split of all its previously issued outstanding common stock. The split was effective for shareholders of record on June 11, 2001 and distributed on June 25, 2001. The effect of this common stock split has been reflected in these financials statements.

Common Stock Issuances - During 2002 and 2001, the Company issued 81,900 and 32,600 shares of stock, at $2.31 to $2.69 per share upon exercise of stock options under the 1993 stock option plan. During 2002, the company issued 2,000 shares of restricted common stock valued at $6,000 in exchange for services rendered.

Preferred Stock - The Company is authorized to issue 10,000,000 shares of no par value preferred stock with such rights and preferences and in such series as determined by the Board of Directors at the time of issuance. No shares are issued or outstanding as of December 31, 2002 and 2001.

              ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - STOCKHOLDERS' EQUITY [Continued]

Stock Options - During the periods presented in the accompanying financial statements the Company has granted options under the 1993 and 2002 Stock Options Plans and executive and other employment agreements. The Corporation has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost under SFAS No. 123 has been recognized for the stock option plans or other agreements. Had compensation cost for the Company's stock option plan and agreements been determined based on the fair value at the grant date for awards in 2002 and 2001 consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                  2002           2001
                                               -----------    -----------
Net Income (Loss)      As reported             $  (391,229)   $   634,613
                       Proforma                $  (531,373)   $   479,206

Basic earnings (loss)  As reported             $      (.12)   $       .20
per share              Proforma                $      (.16)   $       .15

Diluted earnings per   As reported             $       N/A    $       .20
share                  Proforma                $       N/A    $       .15

The fair value of each option granted is estimated on the date granted using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the period ended December 31, 2002 risk-free interest rates of 2.5% expected dividend yields of zero, expected life of 3 years, and expected volatility 51%.

1993 Stock Option Plan - During 1993 and later amended in 1995 and 1996, the Board of Directors adopted a Stock Option Plan (the Plan). Under the terms and conditions of the Plan, the board is empowered to grant stock options to employees, officers, directors and consultants of the Company. Additionally, the Board will determine at the time of granting the vesting provisions and whether the options will qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code (Section 422 provides certain tax advantages to the employee recipients). The Plan was approved by the shareholders of the Company at its 1993 annual shareholder meeting. The total number of shares of common stock available under the Plan may not exceed 1,300,000. At December 31, 2002 and 2001, total options available to be granted under the Plan amounted to 306,554 and 294,554, respectively.

2002 Stock Option Plan - During 2002, the Board of Directors adopted a Stock Option Plan (the Plan). Under the terms and conditions of the Plan, the board is empowered to grant stock options to employees, officers, directors and consultants of the Company. Additionally, the Board will determine at the time of granting the vesting provisions and whether the options will qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code (Section 422 provides certain tax advantages to the employee recipients). The Plan was approved by the shareholders of the Company at its 2002 annual shareholder meeting. The total number of shares of common stock available under the Plan may not exceed 160,000. At December 31, 2002, total options available to be granted under the Plan amounted to 100,000.

              ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - STOCKHOLDERS' EQUITY [Continued]

During 2002, the Company issued a total of 60,000 options to a director to purchase common stock at $2.54 per share, which was below the current market value of the Company common stock of $2.80. The options vest equally over 36 months. In accordance with APB 25, the Company has recorded additional paid in capital of $15,600, compensation expense of $3,033 and deferred compensation of $12,567 as a reduction of stockholders equity.

A summary of the status of the options granted under the Company's 1993 and 2002 stock option plans and other agreements at December 31, 2002 and 2001, and changes during the years then ended is presented below:

                                       December 31, 2002           December 31, 2001
                                            Weighted Average             Weighted Average
                                  Shares     Exercise Price     Shares    Exercise Price
                                 --------   ----------------   --------  -----------------
Outstanding at beginning of
 period                           915,000         $2.53         999,400        $2.52
Granted                            60,000          2.54            -             -
Exercised                         (81,900)         2.50         (32,600)        2.31
Forfeited                            -              -           (23,800)        2.49
Expired                           (12,000)         2.74         (28,000)        2.54
                                 --------         -----         -------        -----
Outstanding at end of Period      881,100         $2.53         915,000        $2.53
                                 --------         -----         -------        -----
Weighted average fair value of
 options granted during the year   60,000         $1.12            -           $  -
                                 --------         -----         --------       -----

A summary of the status of the options outstanding under the Company's stock option plans and employment agreements at December 31, 2002 is presented below:

                             Options Outstanding                         Options Exercisable
              -------------------------------------------------   -------------------------------
Range of                    Weighted-Average   Weighted Average                 Weighted-Average
Exercise         Number        Remaining       Exercise           Number        Exercise
Prices        Outstanding   Contractual Life   Price              Exercisable   Price
-----------   -----------   ----------------   ----------------   -----------   -----------------
$2.69-$2.86     60,000         7.5 years            $2.75            50,554          $2.75
$2.15-$2.69    131,100         5.5 years            $2.64           131,100          $2.64
$2.54          480,000         2.2 years            $2.54           431,667          $2.54
$2.31          160,000         2.1 years            $2.31           160,000          $2.31
$2.54           50,000          .4 years            $2.54            50,000          $2.54
               -------         ---------            -----           -------          -----
               881,100                                              823,321

              ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - SIGNIFICANT CUSTOMERS / CONCENTRATION

The Company's products are marketed by a network of food brokers and sold to retail, foodservice, club-type stores, and industrial accounts. The Company's products are sold by the Company and through distributors.

During the years ended December 31, 2002 and 2001, 39% and 40% of the Company's sales were handled by a non-exclusive national distributor.

The Company's food brokers who are paid commissions ranging from 2% to 5% of sales depending on products sold and selling price. A significant percentage of the Company's total sales are sold through 3 or fewer brokers. The following table lists the total sales from continuing operations through brokers that accounted for 10% or more of total sales:

                                               December 31,
                                           2002           2001
                                        ----------     ----------

     Broker A                           $1,701,073     $    -
     Broker B                                 -         1,890,741
     Broker C                            2,386,079      2,524,173

NOTE 14 - DISCONTINUED OPERATIONS

During September 2002, the Company elected to dispose of the operations of the Company's entree product group. During December 2002, the Company sold these assets for $24,450, recording a loss on disposal of $1,325,448 net of a tax benefit of $528,756. The loss on disposal resulted from sale of the $1,773,692, in property, plant and equipment net of $488,694 in accumulated depreciation associated with the line plus $65,000 in cost to remove the equipment from the facilities. The Company had no significant sales from these assets and has reclassified the pre tax operating income (loss) effect of $0 and $(115,070) to the loss from discontinued operations for the years ended December 31, 2002 and 2001, respectively.

NOTE 15 - SUBSEQUENT EVENT

Subsequent to the year ended December 31, 2002, the Board of Directors declared a $.05 dividend per share to be paid on April 25, 2003 to shareholders of record on March 26, 2003.

On March 10, 2003, the remaining 306,554 options available to be granted under the 1993 Stock Option Plan expired.

On March 19, 2003, the Company amended the employment agreement with their Chief Financial Officer, effective May 1, 2003. At that time he will commence full time employment as the Chief Operating Officer, remain the Secretary/ Treasurer for the Company but will no longer be the Chief Financial Officer. The employment agreement, as amended, will terminate on April 30, 2006.

                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the under-

signed, thereunto duly authorized.

                                    ARMANINO FOODS OF DISTINCTION, INC.



Dated: March 28, 2003               By:/s/ William J. Armanino
                                       William J. Armanino, President

     In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     Signature                         Capacity                    Date




/s/ William J. Armanino         President, Chief Executive     March 28, 2003
William J. Armanino             Officer and Chairman of
                                the Board



/s/ Edmond J. Pera              Treasurer, Chief Financial     March 28, 2003
Edmond J. Pera                  Officer, Secretary and
                                Director



/s/ John J. Micek, III          Director                       March 28, 2003
John J. Micek, III



/s/ David B. Scatena            Director and Vice Chairman     March 28, 2003
David B. Scatena                of the Board



/s/ Tino Barzie                 Director                       March 28, 2003
Tino Barzie



/s/ Joseph F. Barletta          Director                       March 28, 2003
Joseph F. Barletta



/s/ Douglas R. Nichols          Director                       March 28, 2003
Douglas R. Nichols

                             CERTIFICATIONS

     I, William J. Armanino, Chief Executive Officer, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Armanino Foods of Distinction, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 28, 2003



/s/ William J. Armanino
William J. Armanino
Chief Executive Officer
(Principal Executive Officer)


     I, Edmond J. Pera, Chief Financial Officer, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Armanino Foods of Distinction, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 28, 2003



/s/ Edmond J. Pera
Edmond J. Pera
Chief Financial Officer
(Principal Financial Officer)



                 CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND
                         CHIEF FINANCIAL OFFICER OF
                     ARMANINO FOODS OF DISTINCTION, INC.
                     PURSUANT TO 18 U.S.C. SECTION 1350

     We certify that, to the best of our knowledge and belief, the Annual Report on Form 10-KSB of Armanino Foods of Distinction, Inc. for the period ending December 31, 2002:

     (1) complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Armanino Foods of Distinction, Inc.



/s/ William J. Armaninio                 /s/ Edmond J. Pera
William J. Armanino                      Edmond J. Pera
Chief Executive Officer                  Chief Financial Officer
March 28, 2003                           March 28, 2003