Form 10KSB/A
period 2002-12-31
ARMANINO FOODS OF DISTINCTION INC /CO/
filed 2003-04-10
CIK 814339

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 FORM 10-KSB/A
                                AMENDMENT NO. 1


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


As of March 27, 2003, 3,250,108 Shares of the Registrant's Common Stock were outstanding. The aggregate market value of voting stock of the Registrant held by non-affiliates was approximately $4,955,000.


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.  $15,469,935.

Documents incorporated by reference: Part III is incorporated by reference to the Registrant's Proxy Statement relating to the Annual Meeting of Shareholders to be held May 22, 2003.




EXPLANATORY NOTE: This Amendment is being filed to correct information on the cover page of the Report.


                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ARMANINO FOODS OF DISTINCTION, INC.



Dated: April 9, 2003                By:/s/ William J. Armanino
                                       William J. Armanino, President

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

Date:  April 9, 2003



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


Date:  April 9, 2003



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



/s/ William J. Armanino                  /s/ Edmond J. Pera
William J. Armanino                      Edmond J. Pera
Chief Executive Officer                  Chief Financial Officer
April 9, 2003                            April 9, 2003