Form 10QSB
period 2003-03-31
ARMANINO FOODS OF DISTINCTION INC /CO/
filed 2003-04-30
CIK 814339

U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                      For Quarter Ended March 31, 2003

                        Commission File No. 0-18200

                     ARMANINO FOODS OF DISTINCTION, INC.
   -----------------------------------------------------------------
   (Exact name of small business issuer as specified in its charter)

           COLORADO                             84-1041418
-----------------------------        -------------------------------
(State or other jurisdiction         (I.R.S. Employer Identification
incorporation or organization)                   Number)


                   30588 San Antonio St., Hayward, CA 94544
              -------------------------------------------------
              (Address of principal executive office)(Zip Code)


Issuer's telephone number, including area code: (510) 441-9300


Check whether the issuer (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [X] No [ ]

There were 3,250,108 shares of the Issuer's Common Stock outstanding as of March 31, 2003.

Transitional Small Business disclosure Format.   Yes [ ]   No [X]
























                      PART I - FINANCIAL INFORMATION
                    ARMANINO FOODS OF DISTINCTION, INC.
                   Condensed Consolidated Balance Sheets
                                 (Unaudited)

                                    ASSETS

                                          March 31, 2003   December 31, 2002
                                          --------------   -----------------
Current Assets:
  Cash and cash equivalents                $ 1,446,550        $ 1,094,002
  Accounts receivable, net                   1,959,994          2,084,160
  Inventory                                  1,629,983          1,888,085
  Prepaid expenses                             222,520            309,698
  Current portion of direct financing
   lease receivable                             57,568             91,533
  Current deferred tax asset                   116,033            116,412
                                           -----------        -----------
     Total Current Assets                    5,432,648          5,583,890

Property and Equipment, net                  2,077,009          2,162,282
Direct financing lease receivable, net         494,581            475,008

Other Assets:
  Deposits                                      32,000             32,000
  Intangible assets, net                       470,438            470,438
                                           -----------        -----------
     Total Other Assets                        502,438            502,438
                                           -----------        -----------
     Total Assets                          $ 8,506,676        $ 8,723,618
                                           ===========        ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable & accrued expenses      $   901,231        $   930,266
  Dividends payable                            163,859            163,634
                                           -----------        -----------
     Total Current Liabilities               1,065,090          1,093,900

Deferred tax liability                          24,663             33,163
Deferred income on direct financing lease       61,501             63,157
                                           -----------        -----------
     Total Liabilities                       1,151,254          1,190,220

Stockholders' Equity:
  Preferred stock; no par value, 10,000,000
   shares authorized, no shares issued and
   outstanding
  Common stock; no par value, 40,000,000
   shares authorized, 3,250,108 shares
   issued and outstanding at March 31, 2003
   and December 31,2002, respectively        7,987,522          7,987,522
  Additional paid in capital                    37,911             37,911
  Retained earnings                           (658,744)          (479,468)
                                           -----------        -----------
                                             7,366,689          7,545,965
  Less: Deferred compensation expense
   in accordance with APB 25                   (11,267)           (12,567)

     Total Stockholders' Equity              7,355,422          7,533,398
                                           -----------        -----------
     Total Liabilities & Stockholders'
      Equity                               $ 8,506,676        $ 8,723,618
                                           ===========        ===========

The accompanying notes are an integral part of these condensed consolidated financial statements. The balances for December 31, 2002 were taken from the audited financial statements at that date and condensed.

                        PART I - FINANCIAL INFORMATION
                      ARMANINO FOODS OF DISTINCTION, INC.
               Condensed Consolidated Statements of Operations
                For the Quarter Ended March 31, 2003 and 2002
                                 (Unaudited)

                                             March 31, 2003   March 31, 2002
                                             --------------   --------------

Net Sales                                     $ 3,784,956      $ 3,649,903
Cost of Goods Sold                              2,491,641        2,303,726
                                              -----------      -----------
     Gross Profit                               1,293,315        1,346,177

Operating Expenses:
  General and administrative                      373,930          333,723
  Salaries and wages                              404,475          408,193
  Commissions                                     139,307          133,391
  Advertising, demonstrations and promotions      412,770          369,118
                                              -----------      -----------
     Total Operating Expenses                   1,330,482        1,244,425

Income/(Loss) From Operations                     (37,167)         101,752

Other Income                                       13,629           16,313
                                              -----------      -----------
Income/(Loss) From Continuing Operations
  Before Income Taxes                             (23,538)         118,065

Current Tax Expense                                  -              43,600
Deferred Tax Expense/(Benefit)                     (8,121)           7,168
                                              -----------      -----------
Net Income/(Loss)                             $   (15,417)     $    67,297
                                              ===========      ===========
Basic Income/(Loss) Per Common Share          $      (.00)     $       .02
                                              ===========      ===========
Weighted Average Common Shares Outstanding      3,250,108        3,187,419
                                              ===========      ===========
Diluted Income/(Loss) Per Common Share        $     ( .00)     $       .02
                                              ===========      ===========
Weighted Average Common shares Outstanding      3,263,822        3,480,581
                                              ===========      ===========

















The accompanying notes are an integral part of these condensed consolidated financial statements.

                         PART I - FINANCIAL INFORMATION
                       ARMANINO FOODS OF DISTINCTION, INC.
                 Condensed Consolidated Statements of Cash Flows
                For the Three Months Ended March 31, 2003 and 2002
                                   (Unaudited)

                                             March 31, 2003   March 31, 2002
                                             --------------   --------------
Cash Flows From Operating Activities:
  Net income/(loss)                           $   (15,417)     $    67,297
  Adjustment to reconcile net income to net
   cash provided by operations:
    Depreciation and amortization                 126,666          156,074
    Provision for deferred taxes                   (8,121)           7,168
    Earned revenue from direct financing lease     (1,656)          (3,358)
    Non-cash expense                                1,300             -
   Changes in assets and liabilities:
    Decrease in accounts receivable               124,166          301,459
    (Increase)/Decrease in inventories            258,102         (265,718)
    (Increase)/Decrease in prepaid expenses        87,178          (98,289)
    Decrease in accounts payable and
     accrued expenses                             (29,035)        (220,088)
    Decrease in income taxes payable                 -             (40,497)
                                              -----------      -----------
     Total Adjustments                            558,600         (163,249)

     Net Cash Provided By/(Used) For
      Operating Activities                        543,183          (95,952)

Cash Flows From Investing Activities:
  Capital expenditures                            (41,393)         (87,187)
  Proceeds received from direct financing lease    14,392           29,184
                                              -----------      -----------
     Net Cash Used For Investing Activities       (27,001)         (58,003)
                                              -----------      -----------
Cash Flows From Financing Activities:
  Dividends paid                                 (163,634)        (555,181)
  Proceeds from exercise of stock options            -             181,453
  Payments on capital lease obligations              -             (13,824)
                                              -----------      -----------
     Net Cash Used For Financing Activities:     (163,634)        (387,552)

Net Increase/(Decrease) In Cash and Cash
  Equivalents                                     352,548         (541,507)
Cash and Cash Equivalents Beginning of Period   1,094,002        2,496,140
                                              -----------      -----------
Cash and Cash Equivalents End of Period       $ 1,446,550      $ 1,954,633
                                              ===========      ===========









                                   Continued

                        PART I - FINANCIAL INFORMATION
                      ARMANINO FOODS OF DISTINCTION, INC.
                Condensed Consolidated Statements of Cash Flows
               For the Three Months Ended March 31, 2003 and 2002
                                  (Unaudited)

                                             March 31, 2003   March 31, 2002
                                             --------------   --------------
Supplemental Disclosures of Cash Flow
Information:
  Cash paid during the period for
    Interest                                   $      -        $      -
    Income tax                                 $      -        $      -


Supplemental Disclosures of Non-Cash Items:
  For the three months ended March 31, 2003.
    During 2002, the Company issued a total of 60,000 options to a director to purchase common stock at $2.54 per share, which was below the current market value of the Company common stock of $2.80. The options vest equally over 36 months. At December 31, 2002, in accordance with APB 25, the Company recorded additional paid in capital of $15,600, compensation expense of $3,033 and deferred compensation of $12,567 as a reduction of stockholders equity. For the three months ended March 31, 2003 the Company recognized $1,300 as compensation expense.

































The accompanying notes are an integral part of these condensed consolidated financial statements.

                       PART I - FINANCIAL INFORMATION
                     ARMANINO FOODS OF DISTINCTION, INC.
             Notes to Condensed Consolidated Financial Statements
                                March 31, 2003
                                  (Unaudited)

Note 1 - Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles of the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. It is suggested that these condensed consolidated financial statements be read in conjunction with the December 31, 2002 audited financial statements and notes thereto for Armanino Foods of Distinction, Inc. The results of operations for the periods ended March 31, 2003 and 2002 are not necessarily indicative of the operating results for the full year.

     The condensed consolidated financial statements include the accounts of Armanino Foods of Distinction, Inc. ("Parent") and it's wholly-owned dormant subsidiary AFDI, Inc.

     For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments (Treasury Bills) purchased with a maturity of three months or less to be cash equivalents. The Company had $396,030 in excess of federally insured amounts in its bank accounts at March 31, 2003.

     Intangible Assets - The Company acquired a subsidiary (Alborough, Inc.) during May 1996. The Company recorded goodwill in the amount of $609,938 as part of the purchase. During October 2002, the Company purchased proprietary formulations, trademarks and related equipment of a product line sold under the Garlic Zing label. In relation to this purchase the Company recorded, as intangible assets, $95,000 for formulas and trademarks. In 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets". The Company has classified its intangible assets as indefinite-life intangible assets and accordingly has stopped recording amortization. The Company has no other indefinite-life or definite-life intangible assets. (See Note 6)

     Accounts Receivable - Accounts receivable consist of trade receivables arising in the normal course of business. At March 31, 2003, the Company has established an allowance for doubtful accounts of $13,714 which reflects the Company's best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. Amounts written off for the years presented are insignificant for disclosure.

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

                       PART I - FINANCIAL INFORMATION
                     ARMANINO FOODS OF DISTINCTION, INC.
             Notes to Condensed Consolidated Financial Statements
                                March 31, 2003
                                  (Unaudited)

Note 1 - Basis of Presentation (continued)

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

     Reclassification - The financial statements for periods prior to March 31, 2003 have been reclassified to conform with the headings and classifications used in the March 31, 2003 financial statements.

     The weighted average common shares and common equivalent shares outstanding for purposes of calculating earnings per share was as follows:

                                             March 31, 2003   March 31, 2002
                                             --------------   --------------
Weighted average common shares outstanding
used in basic earnings per share for the
three months ending                             3,250,108       3,187,419

Effect of dilutive stock options                   13,714         293,162


Weighted average common shares and potential
dilutive common equivalent shares outstanding
used in dilutive earnings per share             3,263,822       3,480,581

     For the three months ended March 31, 2003 the Company had 717,900 additional stock options that could potentially dilute earnings per share in the future that were not included in the diluted computation.

Note 2 - Inventory

     Inventory is carried at the lower of cost or market with cost being determined on the first-in, first-out method and consisted of the following at March 31, 2003 and December 31, 2002:
                                                               December 31,
                                             March 31, 2003        2002
                                             --------------   --------------
     Raw materials & supplies                 $  372,925        $  361,398
     Finished goods                            1,257,058         1,526,687
                                              ----------        ----------
                                              $1,629,983        $1,888,085
                                              ==========        ==========
Page 7

                       PART I - FINANCIAL INFORMATION
                     ARMANINO FOODS OF DISTINCTION, INC.
             Notes to Condensed Consolidated Financial Statements
                                March 31, 2003
                                  (Unaudited)

Note 3 - Related Party Transactions

     The Company incurred $7,390 and $1,770 respectively, for the three months ended March 31, 2003 and 2002, in accounting and consulting fees to Polly, Scatena, Vasheresse & May (formerly Polly, Scatena, Gekakis & Co.), an accounting firm, the managing partner of which is also a stockholder and director of the Company. Services provided by the accounting firm are an extension of the internal accounting functions of the Company, as well as management, business and systems consulting.

     The Company incurred $0 and $6,000 respectively, for the three months ended March 31, 2003 and March 31, 2002 in consulting fees to First London Securities Corporation. A director of the company is a 48% shareholder of DGN Securities which owns 100% of First London Securities Corporation.

     The Company incurred $5,000 and $5,000 respectively, for the three months ended March 31, 2003 and 2002 in consulting fees to Tino Barzie, a director of the Company.

Note 4 - Property and Equipment

     Property and equipment consists of the following:

                                                               December 31,
                                             March 31, 2003        2002
                                             --------------   --------------
     Furniture & Office Equipment             $   312,149      $   307,071
     Plant Machinery & Equipment                3,605,840        3,570,581
     Leasehold Improvements                     1,802,372        1,802,372
                                              -----------      -----------
                                                5,720,361        5,680,024
     Accumulated Depreciation                  (3,643,352)      (3,517,742)
                                              -----------      -----------
                                              $ 2,077,009      $ 2,162,282
                                              ===========      ===========


     During the three months ended March 31, 2003 and 2002, depreciation expense amounted to $126,666 and $156,074, respectively.

Note 5 - Stockholders' Equity

     Stock Options:

     As of March 31, 2003, the Company had 881,100 outstanding stock options to purchase the Company's stock at prices ranging from $2.15 to $2.86 per share to current and former employees, directors and former consultants, expiring in August 2003 through August 2010.

     Dividends:

     On December 12, 2002, the Company declared a cash dividend of $.05 per share payable to shareholders of record on December 26, 2002. The cash dividend, including fees, in the amount of $163,634 was paid on January 21, 2003.

                       PART I - FINANCIAL INFORMATION
                     ARMANINO FOODS OF DISTINCTION, INC.
             Notes to Condensed Consolidated Financial Statements
                                March 31, 2003
                                  (Unaudited)

Note 5 - Stockholders' Equity (continued)

     On March 14, 2003, the Company declared a cash dividend of $.05 per share payable to shareholders of record on March 26, 2003. The cash dividend, including fees, in the amount of $163,859 was paid on April 25, 2003.

Note 6 - Intangible Assets

     As of March 31, 2003 the Company's intangible assets consisted of the following:

          Indefinite life intangible assets:
            Goodwill                           $ 375,438
            Formulas & Trademarks                 95,000
                                               ---------
               Total intangible Assets         $ 470,438
                                               ---------

     On October 14, 2002 the Company purchased proprietary formulations, trademarks and related equipment of a product line consisting of natural "vegan" spreads sold under the Garlic Zing label for $100,000. The purchase price was allocated $94,000 for formulas, $1,000 for trademarks and $5,000 for equipment. At March 31, 2003, the Company has $95,000 in formulas and trademarks classified as indefinite-life intangible assets.

     Goodwill represents the excess of the cost of purchasing Alborough, Inc. over the fair market value of the assets on May 20, 1996. At March 31, 2003, the Company has $375,438 in goodwill classified as an indefinite-life intangible asset.

     During the year ended December 31, 2002, the Company completed its initial test of the Company's intangible assets for impairment in accordance with SFAS No. 142. The Company used the quoted market price of it stock to test its intangible assets for impairment and determined that the Company's intangible assets were not impaired.

     Prior to adopting SFAS No. 142 on January 1, 2002, the Company's goodwill was being amortized on a straight-line basis over the estimated useful life of fifteen years, in accordance with Accounting Principles Board Opinion No. 17, "Intangible Assets".

Note 7 - Subsequent Event

     On March 14, 2003, the Company declared a cash dividend of $.05 per share payable to shareholders of record on March 26, 2003. The cash dividend, including fees, in the amount of $163,859 was paid on April 25, 2003.

                       PART I - FINANCIAL INFORMATION
                      ARMANINO FOODS OF DISTINCTION, INC.

   ITEM II:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

     This Quarterly Report on Form 10-QSB contains forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995), and information relating to the Company that is based on beliefs of management of the Company, as well as assumptions made by and information currently available to management of the Company. When used in this Report, the words "estimate," "project," "believe," "anticipate," "intend," "expect," and similar expressions are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events based on currently available information and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company does not undertake any obligation to release publicly any revisions to these forward looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Quarter Ended March 31, 2003 and Quarter Ended March 31, 2002

     Net sales for the quarter ended March 31, 2003 were $3,784,956 compared to $3,649,903 for the quarter ended March 31, 2002. The overall increase in sales was the result of higher pesto and meat products sales. The overall increase was offset slightly by a decrease in pasta products sales. Pesto products experienced increases primarily in the foodservice area with the strongest increases in international sales. Meat products increases were primarily due to increases in the retail area of the Company's business.

     The Company continues to focus its efforts on increasing its customer base through various sales programs and development of new products. Promotional and marketing programs are used with various distributors and retail outlets to support existing sales and develop recognition of the Company's products. Sales samples are utilized to introduce potential customers to the Company's line of products. The research and development department assists the sales effort by developing new and innovative uses for the Company's products as well as formulating products that meet specific needs of customers.

     Cost of goods sold as a percentage of net sales increased from 63.1% for the quarter ended March 31, 2002 to 65.8% for the quarter ended March 31, 2003. The increase in this percentage was due to a shift in product mix favoring the lower margin meatball and breaded chicken products.

     Operating expenses as a percentage of net sales were 35.2% for the quarter ended March 31, 2003 compared to 34.1% for the quarter ended March 31, 2002. The increase in the percentage and the total dollar amount of operating expenses was primarily due to increases in promotional spending. Increases in general and administrative expenses contributed to an increase in the overall operating expenses as well. The increase in general and administrative expenses resulted from higher insurance costs and higher conventions and shows expense. Insurance costs increased due to a jump in the rates for the insurance industry. Conventions and shows increased due to increased participation at various food shows to introduce the Company's products.

     Net loss from continuing operations for the quarter ended March 31, 2003 was $15,417 compared to net income of $67,297 for the quarter ended March 31, 2002. The loss for the quarter was due to a change in the product mix favoring lower margin products, higher promotional spending, an increase in insurance costs and higher costs in relation to participation in food shows.

                       PART I - FINANCIAL INFORMATION
                     ARMANINO FOODS OF DISTINCTION, INC.

     ITEM II:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Quarter Ended March 31, 2003 And Quarter Ended March 31, 2002

Liquidity And Capital Resources

     At March 31, 2003, the Company had working capital of $4,367,558 a decrease of $122,432 from December 31, 2002. The decrease in working capital is primarily due to the cash dividends paid. Current assets included $3,406,544 in cash, cash equivalents and accounts receivable. Management believes that this level of working capital is adequate to meet anticipated needs for liquidity.

     During the three months ended March 31, 2003, cash provided by operating activities of the Company amounted to $543,183. The primary reason for this increase is the decrease in accounts receivable and a decrease in inventory levels.

     During the three months ended March 31, 2003, cash used by investing activities of the Company amounted to $27,001. This was the result of capital expenditures offset by proceeds from the direct financing lease.

     During the three months ended March 31, 2003, cash used by financing activities of the Company amounted to $163,634. This was due to a dividend declared in December of 2002 and paid in the first quarter of 2003.

     Subsequent to March 31, 2003 the Company paid a dividend in the amount of $163,859 that was declared during the first quarter of 2003.

     In January 2003, the Company ordered new equipment which will complement and improve existing production operations. An initial deposit of approximately $24,000 was made with a balance of $104,000 expected to be paid in the second quarter of 2003 upon successful installation of the equipment.

     The Company presently has no other commitments for material capital expenditures.

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

         None

Item 5.  Other Information.

         None

Item 6.  Exhibits and Reports on Form 8-K.

         Exhibits:


98.1     Certification of Chief       Filed herewith electronically
         Executive Officer Pursuant
         to 18 U.S.C. Section 1350

98.2     Certification of Chief       Filed herewith electronically
         Financial Officer Pursuant
         to 18 U.S.C. Section 1350

         Reports on Form 8-K:

         None

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized.

                                     ARMANINO FOODS OF DISTINCTION, INC.



                                     By:/s/ William J. Armanino
                                        William J. Armanino
Dated:  April 30, 2003                  President
                                        Chief Executive Officer


                                     By:/s/ Edmond J. Pera
                                        Edmond J. Pera
                                        Secretary
                                        Treasurer
                                        Chief Financial Officer


                                CERTIFICATIONS

     I, William J. Armanino, certify that:

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

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: April 30, 2003


/s/ William J. Armanino
William J. Armanino
Chief Executive Officer
(Principal Executive Officer)


     I, Edmond J. Pera, certify that:

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

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: April 30, 2003


/s/ Edmond J. Pera
Edmond J. Pera
Chief Financial Officer
(Principal Financial Officer)