Form 10KSB/A
period 2002-12-31
ARMANINO FOODS OF DISTINCTION INC /CO/
filed 2003-08-14
CIK 814339

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 FORM 10-KSB/A
                                AMENDMENT NO. 2


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




ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

RESULTS OF OPERATIONS

     Net sales for the year ended December 31, 2002 were $13,930,916 compared to $13,814,311 for the year ended December 31, 2001. The slight increase in net sales was primarily the result of stronger sales offset by heavy promotional and slotting costs. The heavy costs incurred were due to programs implemented by the Company to create recognition for the Company's products in both the retail and foodservice areas. As a result of the various promotional programs and slotting costs, the retail area showed a good increase over prior year. Retail meat products showed the strongest increase primarily due to the introduction of the products in this area of the Company's business. Overall pesto sales experienced a slight increase for the year as a result of programs implemented by the Company offering incentives to brokers and distributors for achieving specified increases over prior year sales. The impact of the various promotional incentives, slotting costs and discounts on net sales was $2,041,684 for the year ended December 31, 2002 compared to $1,422,194 for the year ended December 31, 2001. The Company continues to focus its efforts on expanding the customer base for all of its products by responding to the needs of the market and by offering various incentive programs.

     Cost of goods sold as a percentage of net sales increased from 65.6% for the year ended December 31, 2001 to 69.4% for the year ended December 31, 2002. Gross profit as a percentage of net sales decreased from 34.4% for the year ended December 31, 2001 to 30.6% for the year ended December 31, 2002. Two factors impacted the increase in the cost of goods sold percentage and the decrease in the gross profit percentage. The Company incurred heavy promotion and slotting costs, which were netted against sales, during the year ended December 31, 2002. As a percentage of gross sales, these costs increased from 9.3% for 2001 to 12.8% for 2002 resulting in a greater impact on cost of good sold and gross profit percentages in 2002. Additionally, cost of goods sold as a percentage of net sales increased due to a shift in the product mix favoring the lower margin meatball and breaded chicken product lines. This was the result of the introduction, primarily in 2002, of the Company's products into the retail market.

     Additionally, the Company experienced a decrease in the cost of goods sold percentage in the fourth quarter of 2002 compared to the fourth quarter of 2001. During the fourth quarter of 2002, sales reflect a shift in the product mix favoring the higher margin foodservice pesto items resulting in a decrease in the cost of goods sold percentage. This was primarily the result of increased sales of pesto product to an overseas customer during the fourth quarter of 2002.

     Operating expenses as a percentage of net sales were 27.6% for the year ended December 31, 2002 as compared to 26.3% for the year ended December 31, 2001. The increase in this percentage was primarily due to the heavy promotional spending in 2002 which is reflected in net sales.

     Other income decreased from $142,439 in 2001 to $46,715 in 2002. This decrease was primarily due to lower interest income for 2002. The decrease in interest income was the result of lower cash balances during 2002 as well as a decrease in overall interest rates available on U.S. Treasury Bills.

                                      2



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

ITEM 7.  FINANCIAL STATEMENTS.

     The financial statements are set forth on pages F-1 through F-24 hereto.






                                      3



            ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY
                      CONSOLIDATED FINANCIAL STATEMENTS

                                  CONTENTS
                                                                    PAGE

Independent Auditors' Report ..................................     F-2

Consolidated Balance Sheet, December 31, 2002 .................     F-3

Consolidated Statements of Operations, for the
years ended December 31, 2002 and 2001 ........................     F-5

Consolidated Statement of Stockholders' Equity,
for the years ended December 31, 2002 and 2001 ................     F-7

Consolidated Statements of Cash Flows, for
the years ended December 31, 2002 and 2001 ....................     F-8

Notes to Consolidated Financial Statements ....................     F-10

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





/s/ Pritchett, Siler & Hardy, P.C.

January 31, 2003, except for Note 15
  for which the date is March 19, 2003
Salt Lake City, Utah

               ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEET

                                    ASSETS
                                                           December 31,
                                                               2002
                                                           -----------

CURRENT ASSETS:
  Cash and cash equivalents                                $ 1,094,002
  Accounts receivable, net                                   2,084,160
  Inventory                                                  1,888,085
  Prepaid expenses                                             309,698
  Current portion of direct financing lease receivable          91,533
  Current deferred tax asset                                   116,412
                                                           -----------
     Total Current Assets                                    5,583,890

PROPERTY AND EQUIPMENT, net                                  2,162,282
                                                           -----------
DIRECT FINANCING LEASE RECEIVABLE , net                        475,008
                                                           -----------
OTHER ASSETS:
  Deposits                                                      32,000
  Goodwill                                                     375,438
  Indefinite life - intangible assets                           95,000
                                                           -----------
     Total Other Assets                                        502,438
                                                           -----------
                                                           $ 8,723,618
                                                           ===========























The accompanying notes are an integral part of this financial statement.

                ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY
                            CONSOLIDATED BALANCE SHEET
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                           December 31,
                                                               2002
                                                           -----------

CURRENT LIABILITIES:
  Accounts payable                                         $   762,569
  Accrued payroll and related taxes payable                    167,697
  Dividends payable                                            163,634
                                                           -----------
     Total Current Liabilities                               1,093,900

DEFERRED TAX LIABILITY                                          33,163

DEFERRED INCOME ON DIRECT FINANCING LEASE                       63,157
                                                           -----------
     Total Liabilities                                       1,190,220
                                                           -----------

STOCKHOLDERS' EQUITY:
  Preferred stock; no par value, 10,000,000 shares
   authorized, no shares issued and outstanding                   -
  Common stock; no par value, 40,000,000 shares
   authorized, 3,250,108 shares issued and
   outstanding at December 31, 2002                          7,987,522
  Additional paid-in-capital                                    37,911
  Accumulated Deficit                                         (479,468)
                                                           -----------
                                                             7,545,965
     Less: Deferred compensation expense
           in accordance with APB 25                           (12,567)
                                                           -----------
     Total Stockholders' Equity                              7,533,398
                                                           -----------
                                                           $ 8,723,618
                                                           ===========
















The accompanying notes are an integral part of this financial statement.

               ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      For the Years Ended
                                                         December 31,
                                                 --------------------------
                                                    2002            2001
                                                 -----------     ----------

SALES, net of returns, discounts, promotions
 and slotting                                    $13,930,916     $13,814,311

COST OF GOODS SOLD                                 9,663,372       9,057,614
                                                 -----------     -----------

GROSS PROFIT                                       4,267,544       4,756,697
                                                 -----------     -----------
OPERATING EXPENSES:
 General and administrative                        1,324,906       1,202,618
 Salaries, wages and related payroll taxes         1,697,054       1,697,646
 Commissions                                         561,737         529,922
 Advertising, demonstrations, and trade
  allowances                                         260,277         206,714
                                                 -----------     -----------
     Total Operating Expenses                      3,843,974       3,636,900
                                                 -----------     -----------
INCOME FROM OPERATIONS                               423,570       1,119,797
                                                 -----------     -----------
OTHER INCOME (EXPENSE)
 Interest expense                                       (988)         (1,312)
 Interest and other income                            47,703         137,751
 Gain on sale of fixed assets                           -              6,000
                                                 -----------     -----------
     Total Other Income                               46,715         142,439
                                                 -----------     -----------
INCOME FROM CONTINUING OPERATIONS
 BEFORE INCOME TAXES AND DISCONTINUED
  OPERATIONS                                         470,285       1,262,236
                                                 -----------     -----------
CURRENT TAX EXPENSE (BENEFIT)                        (38,500)        485,553

DEFERRED TAX EXPENSE                                 103,322          78,412
                                                 -----------     -----------
INCOME BEFORE DISCONTINUED OPERATIONS                405,463         698,271
                                                 -----------     -----------
DISCONTINUED OPERATIONS:
 Loss on disposal of discontinued entree line     (1,325,448)       (115,070)
 Tax benefit                                         528,756          51,412
                                                 -----------     -----------
     Total Loss from Discontinued Operations        (796,692)        (63,658)
                                                 -----------     -----------
NET INCOME (LOSS)                                $  (391,229)    $   634,613
                                                 -----------     -----------


                                  [Continued]

              ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                 [Continued]

                                                      For the Years Ended
                                                         December 31,
                                                 --------------------------
                                                    2002            2001
                                                 -----------     ----------
EARNINGS (LOSS) PER COMMON AND EQUIVALENT
SHARES:

 BASIC EARNINGS (LOSS) PER SHARE:
  Income from continuing operations              $       .13     $      .22
  Loss on disposal of entree line                       (.25)          (.02)
                                                 -----------     ----------
 BASIC EARNINGS (LOSS) PER SHARE                 $      (.12)    $      .20
                                                 -----------     ----------
 WEIGHTED AVERAGE COMMON SHARES OUTSTANDING        3,233,698      3,151,471
                                                 -----------     ----------
 DILUTED EARNINGS (LOSS) PER SHARE:
  Income from continuing operations              $       .12     $      .22
  Loss on disposal of entree line                       (.23)          (.02)
                                                 -----------     ----------
 DILUTED EARNINGS PER SHARE                      $      (.11)    $      .20
                                                 -----------     ----------
 WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
  - ASSUMING DILUTION                              3,404,528      3,181,616
                                                 ===========     ==========


























The accompanying notes are an integral part of these financial statements.

             ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
               FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                         Addi-
                                    Common Stock         tional
                                ----------------------   Paid-In   Retained
                                 Shares       Amount     Capital   Earnings
                                ---------   ----------   -------   ---------
BALANCE, December 31, 2000      3,133,608   $7,700,998   $22,311   $ 727,506

Shares of common stock issued
for options exercised at $2.31
per share, June, 2001              32,600       75,387      -           -

Dividends on common shares           -            -         -       (795,682)

Net income for the year ended
December 31, 2001                    -            -         -        634,613
                                ---------   ----------   -------   ---------
BALANCE, December 31, 2001      3,166,208   $7,776,385   $22,311   $ 566,437

Shares of common stock issued
for options exercised at $2.31
to $2.69 per share, February to
May, 2002                          81,900      205,137      -           -

Shares of common stock issued
for services valued at $3.00
per share June 2002                 2,000        6,000      -           -

Compensation expense in
accordance with APB 25 for the
issuance of 60,000 options to
purchase common stock at
below market value, August 2002      -            -       15,600        -

Dividends on common shares           -            -         -       (654,676)

Net loss for the year ended
December 31, 2002                    -            -         -       (391,229)
                                ---------   ----------   -------   ---------
BALANCE, December 31, 2002      3,250,108   $7,987,522   $37,911   $(479,468)
                                =========   ==========   =======   =========










The accompanying notes are an integral part of this financial statement.

              ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
               Increase (Decrease) in Cash and Cash Equivalents

                                                      For the Years Ended
                                                         December 31,
                                                 --------------------------
                                                    2002            2001
                                                 -----------     ----------

Cash Flows from  Operating Activities:
 Net income (loss)                               $  (391,229)    $  634,613
                                                 -----------     ----------
 Adjustments to reconcile net income to net
  cash used by operations:
   Depreciation and amortization                     534,055        684,311
   Non-cash expenses                                   9,033           -
   Change in deferred tax asset / liability         (358,249)        27,000
   Gain on sale of fixed assets                         -            (6,000)
   Loss from disposal of discontinued operations   1,325,448           -
   Changes in assets and liabilities:
    Increase in accounts receivable                 (339,559)      (567,025)
    Increase in inventory                           (414,555)      (161,913)
    Increase in prepaid expenses                     (60,430)       (64,016)
    Increase (decrease) in accounts payable,
     accrued expenses and income taxes payable      (504,065)       358,235
                                                 -----------     ----------
     Total Adjustments                               191,678        270,592
                                                 -----------     ----------
     Net Cash Provided (Used) by Operating
      Activities                                    (199,551)       905,205
                                                 -----------     ----------
Cash Flows from Investing Activities:
 Purchases of property and equipment                (312,048)      (130,495)
 Purchase of Intangible assets                       (95,000)          -
 Proceeds from sale of property and  equipment        24,550          6,000
 Purchase of US treasury bills, net                     -           197,881
 Investment in direct financing lease                   -          (566,828)
 Payments of direct financing lease                   63,443           -
 Increase in deposits                                   -           (19,000)
                                                 -----------     ----------
     Net Cash Used by Investing Activities          (319,055)      (512,442)
                                                 -----------     ----------
Cash Flows from Financing Activities:
 Payments on capital lease obligations               (42,447)       (52,220)
 Proceeds from common stock Issuances                205,137         75,387
 Dividends paid                                   (1,046,223)      (320,182)
                                                 -----------     ----------
     Net Cash Used by Financing Activities          (883,533)      (297,015)
                                                 -----------     ----------
Net Increase (Decrease) in Cash and Cash
 Equivalents                                      (1,402,139)        95,748
Cash and Cash Equivalents at Beginning of Period   2,496,141      2,400,392
                                                 -----------     ----------
Cash and Cash Equivalents at End of Period       $ 1,094,002     $2,496,140
                                                 ===========     ==========
                                 [Continued]

               ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents

                                  [Continued]


                                                      For the Years Ended
                                                         December 31,
                                                 --------------------------
                                                    2002            2001
                                                 -----------     ----------

Supplemental Disclosures of Cash Flow
 Information:
   Cash paid during the period for:
     Interest                                    $       988     $    1,312
     Income taxes                                $   204,099     $  581,206

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
  For the year ended December 31, 2002:

     The Company issued a total of 2,000 shares of restricted common stock in exchange for services rendered of $6,000

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

     None




















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

Property and Equipment - Property and equipment are stated at cost. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized, upon being placed in service. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is computed for financial statement purposes on a straight-line basis over the estimated useful lives of the assets, which range from two to twenty years (See Note 5). For federal income tax purposes, depreciation is computed under the modified accelerated cost recovery system.

Intangible Assets   Intangible assets consist of Goodwill, and indefinite life intangible assets which include proprietary formulas and trademarks. During the year ended December 31, 2002 the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" and accordingly has stopped recording amortization. The Company has no definite-life intangible assets.

               ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

Revenue Recognition and Sales Incentives - The Company accounts for revenue recognition in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101), SFAS 48, "Revenue Recognition When Right of Return Exists" and EITF No. 00-14, 00-25, 01-09 "Accounting for Consideration Given by a Vendor to a Customer". The Company recognizes revenue when rights and risk of ownership have passed to the customer, when there is persuasive evidence of an arrangement, product has been shipped or delivered to the customer, the price and terms are finalized, and collection of resulting receivable is reasonably assured. Products are primarily shipped FOB shipping point at which time title passes to the customer. In some instances the Company uses common carriers for the delivery of products. In these arrangements, sales are recognized upon delivery to the customer. The Company's revenue arrangements with its customers often include early payment discounts and such sales incentives as trade allowances, promotions and co-operative advertising. These sales incentives are recorded at the later of when revenue is recognized or over the period that the sales incentives are offered. Sales incentives that do not provide an identifiable benefit or provide a benefit where the Company could not have entered into an exchange transaction with a party other than the customer are netted against revenues. Incentives providing an identifiable benefit, where the Company could have entered into the same transaction with a party other than the customer, are classified as "Advertising demonstrations, promotions and trade allowances" in the Operating Expenses section of the Consolidated Statements of Operations.

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

Earnings (Loss) Per Share - The Company calculates earnings per share in accordance with the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share." The computation of basic earnings per share is based on the weighted average number of shares outstanding during the periods presented. The computation of diluted earnings per share is based on the weighted average number of outstanding common shares during the year plus, when their effect is dilutive, additional shares assuming the exercise of certain vested and non-vested stock options and warrants, reduced by the number of shares which could be purchased from the proceeds.

               ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

Fair Value of Financial Instruments - The fair value of cash equivalents and direct financing lease receivable are determined by reference to market data and by other valuation techniques as appropriate. Unless otherwise disclosed, the fair value of financial instruments approximates their recorded values.

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

Recently Enacted Accounting Standards - Statement of Financial Accounting Standards SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", and SFAS No. 147, "Acquisitions of Certain Financial Institutions - an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", were recently issued. SFAS No, 144, 145, 146 and 147 have no current applicability to the Company or their effect on the financial statements would not have been significant. During December 31, 2001, the Company adopted Emerging Issue Task Force 00-25 "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products", as amended by Emerging Issue Task Force 01-9 "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)", requiring the Company to reclassify vendor consideration such as promotional allowances and slotting costs from operating expenses to a reduction in revenue.

Stock Options - In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment of FASB Statement No. 123" ("SFAS 148"). This Statement amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

The Company has stock option plans that provide for stock-based employee compensation, including the granting of stock options, to certain key employees. The plans are more fully described in Note 12. The Company accounts for the stock option plans in accordance with the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price.

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

During the periods presented in the accompanying financial statements the Company has granted options under the 1993 and 2002 Stock Option Plans and executive and other employment agreements (See Note 12). The Corporation has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost under SFAS No. 123 has been recognized for the stock option plans or other agreements in the accompanying statement of operations. Had compensation cost for the Company's stock option plans and agreements been determined based on the fair value at the grant date for awards in 2002 and 2001 consistent with the provisions of SFAS No. 123, the Company's net earnings net of taxes and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                       2002       2001
                                                    ---------   --------

  Net Income (Loss)                As reported      $(391,229)  $634,613
                                   Proforma         $(531,373)  $479,206

  Basic earnings (loss) per share  As reported      $    (.12)  $    .20
                                   Proforma         $    (.16)  $    .15

  Diluted earnings (loss) per      As reported      $    (.11)  $    .20
  share                            Proforma         $    (.16)  $    .15

NOTE 2 - RELATED PARTY TRANSACTIONS

During the years ended December 31, 2002 and 2001, the Company paid accounting fees of $11,478 and $11,676, respectively to a company controlled by a director/shareholder.

During the years ended December 31, 2002, the Company incurred $30,000 in consulting fees for services provided by company controlled by a director of the Company.

During the years ended December 31, 2002, the Company incurred $20,000 in consulting fees for services provided by a director of the Company.

               ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - TREASURY BILL / CASH EQUIVALENTS

At December 31, 2002, Treasury bills and cash equivalents consisted of US treasury bills, which are carried at their amortized costs, as follows and presented as cash equivalents in the accompanying financial statements:

                                   Amortized     Market      Maturity
Date Acquired    Maturity Date       Cost        Value        Value
-------------    -------------     ---------     -------     --------
  12/20/02         1/23/03          899,622      899,622      900,000
                                   --------     --------     --------
                                    899,622      899,622      900,000
Cash Equivalents                   (899,622)    (899,622)    (900,000)
                                   --------     --------     --------
                                   $   -        $   -        $   -
                                   ========     ========     ========

NOTE 4 - INVENTORY

Inventory consists of the following at December 31, 2002:

                                                          2002
                                                       ----------
     Raw materials and supplies                        $  361,398
     Finished goods                                     1,526,687
                                                       ----------
                                                       $1,888,085
                                                       ==========

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 2002:

                                          Estimated Life
                                            In Years           2002
                                          --------------   -----------
     Office equipment                         3 - 10       $   205,619
     Computer software                        2 - 5            101,452
     Machinery and equipment                  5 - 20         3,547,520
     Vehicles                                 7                 23,061
     Leasehold improvements                   3 - 10         1,802,372
                                                           -----------
                                                             5,680,024
     Less: Accumulated depreciation and
      amortization                                          (3,517,742)
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

               ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - INTANGIBLE ASSETS

As of December 31, 2002 the Company's intangible assets consisted of the following:

                                                        2002
                                                    ------------
     Goodwill                                       $    375,438
                                                    ------------
     Indefinite life intangible assets:
      Formulas                                      $     94,000
      Trademarks                                           1,000
                                                    ------------
        Total                                       $     95,438
                                                    ============

On October 14, 2002 the Company purchased proprietary formulations, trademarks and related equipment of a product line consisting of natural "vegan" spreads sold under the Garlic Zing label for $100,000. The purchase price was allocated $94,000 for formulas, $1,000 for trademarks and $5,000 for equipment.

Goodwill represents the excess of the cost of purchasing Alborough, Inc. over the fair market value of the assets on May 20, 1996. At December 31, 2002, the Company has $375,438 in goodwill, an indefinite-life intangible asset.

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

If SFAS No. 142 had been applied for the years ended December 31, 2002 and 2001, it would have the following effects:

               ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - INTANGIBLE ASSETS [Continued]

                                                       2002           2001
                                                    ---------     ---------
  Income from continuing operations                 $ 405,463     $ 698,271
  Add amortization of assets no - longer being
   amortized                                             -           42,000
                                                    ---------     ---------
  Adjusted Income from continuing operations        $ 405,463     $ 740,271
                                                    ---------     ---------
  Net income (loss) as reported                     $(391,229)    $ 634,613
  Add amortization of assets no longer being
   amortized                                             -           42,000
                                                    ---------     ---------
  Adjusted net income (loss)                        $(391,229)    $ 676,613
                                                    ---------     ---------
  Net income (loss) as reported per common
   share                                            $    (.12)    $     .20
  Add amortization of assets no longer being
   amortized per common share                             -             .01
                                                    ---------     ---------
  Adjusted net income (loss) per common share       $    (.12)    $     .21
                                                    ---------     ---------
  Net income as reported per common share
   assuming dilution                                $    (.11)    $     .20
  Add amortization of assets no longer being
   amortized per common share                             -             .01
                                                    ---------     ---------
  Adjusted net income per common share
   assuming dilution                                $    (.11)    $     .21
                                                    ---------     ---------

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

               ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - INVESTMENT IN DIRECT FINANCING LEASE [Continued]

Following is a summary of the components of the Company's net investment in the direct financing lease at December 31, 2002:

  Total minimum lease payments to be received          $ 566,541
  Less unearned revenue                                  (63,157)
                                                       ---------
    Net investment in direct financing lease           $ 503,384
                                                       =========

Estimated minimum future rentals to be received each of the next five years on the non-cancelable lease as of December 31, 2002 are as follows:

   Year ending December 31,
   ------------------------
          2003                   $ 91,533
          2004                     91,533
          2005                     91,533
          2006                    291,942
          2007                       -
                                 --------
       Thereafter                    -
                                 --------
                                 $566,541
                                 ========

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

The future minimum lease payments for non-cancelable operating leases having remaining terms in excess of one year as of December 31, 2002 are as follows:

     Year ending December 31        Lease Payments
     -----------------------        --------------
             2003                        217,847
             2004                        273,425
             2005                        273,425
             2006                        295,971
             2007                        327,537
          Thereafter                     145,031
                                      ----------
    Total Minimum Lease Payments      $1,533,236
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

               ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - INCOME TAXES [Continued]

The components of income tax expense (benefit) from continuing operations for the years ended December 31, 2002 and 2001 consist of the following:

                                                      2002         2001
                                                   ---------     ---------
   Current income tax expense (benefit):
    Federal                                        $ (38,500)    $ 402,348
    State                                               -           83,205
                                                   ---------     ---------
     Current tax expense                             (38,500)      485,553
                                                   ---------     ---------
   Deferred tax expense (benefit) arising from:
    Excess of tax over financial accounting
     depreciation                                  $ (36,032)    $ (33,000)
    Reserve for accrued vacation                      (6,346)       (5,145)
    Alternative minimum tax credit                      -           66,011
    Inventory 263A adjustment                         (7,414)         (866)
    Tax attributable to continuing operations
     offset by tax benefit from discontinued
     operation                                       153,114        51,412
                                                   ---------     ---------
     Net deferred tax expense                      $ 103,322     $  78,412
                                                   =========     =========

Deferred income tax expense results primarily from the reversal of temporary timing differences between tax and financial statement income.

A reconciliation of income tax expense at the federal statutory rate to income tax expense at the company's effective rate is as follows:

                                                      2002         2001
                                                   ---------     ---------
  Computed tax at the expected statutory rate $ 160,441 $ 429,160 State and local income taxes, net of
   federal benefit                                    27,532        73,644
  Non-deductible expenses                             15,406        14,821
  Goodwill amortization                                1,394        15,336
  State tax credits                                   (3,302)       25,742
  Deduction for options exercised                    (45,641)         -
  Extraterritorial income exclusion                  (91,286)         -
  Other Items                                            278         6,145
                                                   ---------     ---------
     Income tax expense                            $  64,822     $ 563,965
                                                   =========     =========

               ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - INCOME TAXES [Continued]

The temporary differences, tax credits and carryforwards gave rise to the following deferred tax asset (liability) at December 31, 2002:

                                                           2002
                                                        ---------
   Excess of tax over book accounting depreciation      $ (33,424)
   State NOL Carryforward                                     261
                                                        ---------
     Net deferred tax liabilities                       $ (33,163)
                                                        ---------
   Inventory 263A adjustment                               21,742
   State alternative minimum tax credits                   46,831
   Reserve for accrued vacation                            35,502
   Carryforward of excess contributions                     9,035
   Manufacturing tax credit                                 3,302
                                                        ---------
     Net current tax assets                             $ 116,412
                                                        =========

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

NOTE 11 - EARNINGS PER SHARE

The following data shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of potential dilutive common stock for the years ended December 31, 2002 and 2001:

                                                      2002         2001
                                                   ---------     ---------
  Income (loss) from continuing operations
   available to common stockholders                $ 405,463     $ 698,271
  Loss on disposal of discontinued entree line      (796,692)      (63,658)
                                                   ---------     ---------
  Net Income (Loss) available to common
   stockholders                                    $(391,229)    $ 634,613
                                                   ---------     ---------
  Weighted average number of common shares
   outstanding used in basic earnings per share    3,233,698     3,151,471

  Effect of dilutive securities:
   Stock options                                     170,830        30,145
                                                   ---------     ---------
  Weighted number of common shares and
   potential dilutive common shares outstanding
   used in dilutive earnings per share             3,404,528     3,181,616
                                                   ---------     ---------

              ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - EARNINGS PER SHARE

For the year ended December 31, 2002, all outstanding options were included in the calculation of diluted earnings per share..

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

Stock Options - Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation plans. As allowed by SFAS 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described in Note 1 and has adopted only the disclosure requirements of SFAS 123.

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

A summary of the status of the options granted under the Company's 1993 and 2002 stock option plans and other agreements at December 31, 2002 and 2001, and changes during the years then ended is presented below:

                                December 31, 2002           December 31, 2001
                           --------------------------    -------------------------
                                         Weighted                     Weighted
                                          Average                      Average
                           Shares      Exercise Price    Shares     Exercise Price
                           -------     --------------    --------   --------------
Outstanding at beginning
 of period                 915,000         $2.53          999,400       $2.52
Granted                     60,000          2.54             -            -
Exercised                  (81,900)         2.50          (32,600)       2.31
Forfeited                     -              -            (23,800)       2.49
Expired                    (12,000)         2.74          (28,000)       2.54
                           -------         -----          -------       -----
Outstanding at end of
 period                    881,100         $2.53          915,000       $2.53
                           -------         -----          -------       -----
Weighted average fair
 value of options
 granted during the year    60,000         $1.12             -          $ -
                           -------         -----          -------       -----

             ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - STOCKHOLDERS' EQUITY [Continued]

A summary of the status of the options outstanding under the Company's stock option plans and employment agreements at December 31, 2002 is presented below:

                      Options Outstanding                 Options Exercisable
                ------------------------------   ----------------------------------
                                                 Weighted-                Weighted-
  Range of                    Weighted-Average    Average                  Average
  Exercise         Number        Remaining       Exercise      Number     Exercise
   Prices       Outstanding   Contractual Life     Price     Exercisable    Price
-------------   -----------   ----------------   ---------   -----------  ---------
$2.69 - $2.86      60,000         7.5 years        $2.75        50,554      $2.75
$2.15 - $2.69     131,100         5.5 years        $2.64       131,100      $2.64
$2.54             480,000         2.2 years        $2.54       431,667      $2.54
$2.31             160,000         2.1 years        $2.31       160,000      $2.31
$2.54              50,000          .4 years        $2.54        50,000      $2.54
                  -------                                      -------
                  881,100                                      823,321

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

The Company's food brokers who are paid commissions ranging from 2% to 5% of sales depending on products sold and selling price. A significant percentage of the Company's total sales are sold through 3 or fewer brokers. The following table lists the total sales from continuing operations through brokers that accounted for 10% or more of total sales:

                                                   December 31,
                                             ------------------------
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

             ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - DISCONTINUED OPERATIONS

During September 2002, the Company elected to dispose of the operations of the Company's entree product group. During December 2002, the Company sold these assets for $24,450, recording a loss on disposal of $1,325,448 net of a tax benefit of $528,756. The loss on disposal resulted from sale of the $1,773,692, in property, plant and equipment net of $488,694 in accumulated depreciation associated with the line plus $65,000 in cost to remove the equipment from the facilities. The Company had no significant sales from these assets and has reclassified the pre- tax operating income (loss) effect of $0 and $(115,070) to the loss from discontinued operations for the years ended December 31, 2002 and 2001, respectively.

NOTE 15 - SUBSEQUENT EVENT

Subsequent to the year ended December 31, 2002, the board of directors declared a $.05 dividend per share to be paid on April 25, 2003 for shareholders of record on March 26, 2003.

On March 10, 2003, the remaining 306,554 options available to be granted under the 1993 Stock Option Plan expired.

On March 19, 2003, the Company amended the employment agreement with their Chief Financial Officer, effective on May 1, 2003. At that time he will commence full time employment as the Chief Operating Officer, remain the Secretary/Treasurer for the Company but will no longer be the Chief Financial Officer. The employment agreement, as amended, will terminate on April 30, 2006.

NOTE 16 - RESTATEMENT

The statement of operations for the years ended December 31, 2002 and 2001 has been restated to reclassify promotional expense paid to vendors against net sales in accordance with EITF 01-09.

                                               For the Year Ended
                                                   December 31,
                                             -------------------------
                                                2002          2001
                                             -----------   -----------

     Net sales as previously reported        $15,469,935   $14,948,935
     Less vendor consideration                (1,539,019)   (1,134,624)
                                             -----------   -----------
     Net sales restated                      $13,930,916   $13,814,311
                                             -----------   -----------
     Advertising, demonstration
      promotion and trade allowances         $ 1,799,296   $ 1,341,338
     Less vendor consideration                (1,539,019)   (1,134,624)
                                             -----------   -----------
     Net sales restated                      $   260,277   $   206,714
                                             -----------   -----------

                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Amendment to be signed on its behalf by the under-

signed, thereunto duly authorized.

                                    ARMANINO FOODS OF DISTINCTION, INC.



Dated: August 14, 2003              By:/s/ William J. Armanino
                                       William J. Armanino, President



                              CERTIFICATIONS

     I, William J. Armanino, Chief Executive Officer, certify that:

     1. I have reviewed this amended annual report on Form 10-KSB of Armanino Foods of Distinction, Inc.;

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

Date:  August 14, 2003



/s/ William J. Armanino
William J. Armanino
Chief Executive Officer
(Principal Executive Officer)


     I, Edmond J. Pera, Chief Operating Officer (Principal Financial Officer), certify that:

     1. I have reviewed this amended annual report on Form 10-KSB of Armanino Foods of Distinction, Inc.;

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


Date:  August 14, 2003



/s/ Edmond J. Pera
Edmond J. Pera
Chief Operating Officer
(Principal Financial Officer)

                 CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND
                         CHIEF OPERATING OFFICER OF
                     ARMANINO FOODS OF DISTINCTION, INC.
                     PURSUANT TO 18 U.S.C. SECTION 1350

     We certify that, to the best of our knowledge and belief, the Amendment No. 2 to the Annual Report on Form 10-KSB of Armanino Foods of Distinction, Inc. for the period ending December 31, 2002:

     (1) complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Armanino Foods of Distinction, Inc.



/s/ William J. Armanino                  /s/ Edmond J. Pera
William J. Armanino                      Edmond J. Pera
Chief Executive Officer                  Chief Operating Officer
August 14, 2003                          (Principal Financial Officer)
                                         August 14, 2003