Form 10QSB
period 2003-06-30
ARMANINO FOODS OF DISTINCTION INC /CO/
filed 2003-08-14
CIK 814339

U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                 FORM 10-QSB


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                       For Quarter Ended June 30, 2003

                         Commission File No. 0-18200

                      ARMANINO FOODS OF DISTINCTION, INC.
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


          COLORADO                                84-1041418
------------------------------          -------------------------------
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


There were 3,250,108 shares of the Issuer's Common Stock outstanding as of June 30, 2003.

Transitional Small Business Disclosure Format.   Yes [ ]   No [X]
























                       PART I - FINANCIAL INFORMATION
                     ARMANINO FOODS OF DISTINCTION, INC.
                    Condensed Consolidated Balance Sheets
                                 (Unaudited)
                                    ASSETS

                                                  June 30,    December 31,
                                                    2003         2002
                                                 ----------   ------------
Current Assets:
 Cash and cash equivalents                       $2,103,407    $1,094,002
 Accounts receivable, net                         1,459,740     2,084,160
 Inventory                                        1,418,954     1,888,085
 Prepaid expenses                                   127,952       309,698
 Current portion of direct financing lease
  receivable                                         51,298        91,533
 Current deferred tax asset                         136,812       116,412
                                                 ----------    ----------
     Total Current Assets                         5,298,163     5,583,890

Property and Equipment, net                       1,939,194     2,162,282
Direct financing lease receivable, net              488,026       475,008

Other Assets:
 Deposits                                            32,000        32,000
 Goodwill                                           375,438       375,438
 Indefinite life - Intangible assets                 95,000        95,000
                                                 ----------    ----------
     Total Other Assets                             502,438       502,438
                                                 ----------    ----------
     Total Assets                                $8,227,821    $8,723,618
                                                 ==========    ==========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable and accrued payroll and
  related taxes                                  $  850,500    $  930,266
 Dividends payable                                  163,285       163,634
                                                 ----------    ----------
     Total Current Liabilities                    1,013,785     1,093,900

Deferred tax liability                               16,163        33,163
Deferred income on direct financing lease            60,025        63,157
                                                 ----------    ----------
     Total Liabilities                            1,089,973     1,190,220

Stockholders' Equity:
 Preferred stock; no par value, 10,000,000
  shares authorized, no shares issued and
  outstanding
 Common stock; no par value, 40,000,000
  shares authorized, 3,250,108 shares
  issued and outstanding at June 30, 2003
  and December 31, 2002, respectively             7,987,522     7,987,522
 Additional paid in capital                          37,911        37,911
 Retained earnings                                 (877,618)     (479,468)
                                                 ----------    ----------
                                                  7,147,815     7,545,965
     Less: Deferred compensation expense
      in accordance with APB 25                      (9,967)      (12,567)
                                                 ----------    ----------
     Total Stockholders' Equity                   7,137,848     7,533,398
                                                 ----------    ----------
     Total Liabilities & Stockholders' Equity    $8,227,821    $8,723,618
                                                 ==========    ==========

The accompanying notes are an integral part of these condensed financial statements. The balances for December 31, 2002 were taken from the audited financial statements at that date and condensed.

                       PART I - FINANCIAL INFORMATION
                     ARMANINO FOODS OF DISTINCTION, INC.
               Condensed Consolidated Statements of Operations
                 For the Quarter Ended June 30, 2003 and 2002
                                (Unaudited)

                                                  June 30,      June 30,
                                                    2003          2002
                                                 ----------    ----------

Net Sales                                        $3,181,445    $3,456,798
Cost of Goods Sold                                2,343,112     2,372,411
                                                 ----------    ----------
     Gross Profit                                   838,333     1,084,387

Operating Expenses:
 General, administrative and selling                382,918       353,443
 Salaries and wages                                 400,651       432,394
 Commissions                                        150,581       127,373
                                                 ----------    ----------
     Total Operating Expenses                       934,150       913,210

Income/(Loss) From Operations                       (95,817)      171,177

Other Income                                         10,948         9,873
                                                 ----------    ----------
Income/(Loss) From Continuing Operations
 Before Income Taxes                                (84,869)      181,050

Current Tax Expense                                    -           54,900
Deferred Tax Expense/(Benefit)                      (29,279)       10,951
                                                 ----------    ----------
Net Income/(Loss)                                $  (55,590)   $  115,199
                                                 ==========    ==========

Basic Income/(Loss) Per Common Share             $     (.02)   $      .04
                                                 ==========    ==========

Weighted Average Common Shares Outstanding        3,250,108     3,246,287
                                                 ==========    ==========

Diluted Income/(Loss) Per Common Share           $     (.02)   $      .03
                                                 ==========    ==========

Weighted Average Common Shares Outstanding
 Assuming Dilution                                3,272,470     3,476,145
                                                 ==========    ==========

The accompanying notes are an integral part of these condensed financial statements.

                       PART I - FINANCIAL INFORMATION
                     ARMANINO FOODS OF DISTINCTION, INC.
               Condensed Consolidated Statements of Operations
                For the Six Months Ended June 30, 2003 and 2002
                                 (Unaudited)

                                                  June 30,      June 30,
                                                    2003          2002
                                                 ----------    ----------

Net Sales                                        $6,565,127    $6,751,876
Cost of Goods Sold                                4,834,753     4,676,137
                                                 ----------    ----------
     Gross Profit                                 1,730,374     2,075,739

Operating Expenses:
 General, administrative and selling                768,344       701,460
 Salaries and wages                                 805,126       840,586
 Commissions                                        289,888       260,764
                                                 ----------    ----------
     Total Operating Expenses                     1,863,358     1,802,810

Income/(Loss) From Operations                      (132,984)      272,929

Other Income                                         24,577        26,186
                                                 ----------    ----------
Income/(Loss) From Continuing Operations
 Before Income Taxes                               (108,407)      299,115

Current Tax Expense                                    -           98,500
Deferred Tax Expense/(Benefit)                      (37,400)       18,119
                                                 ----------    ----------
Net Income/(Loss)                                $  (71,007)   $  182,496
                                                 ==========    ==========

Basic Income/(Loss) Per Common Share             $     (.02)   $      .06
                                                 ==========    ==========

Weighted Average Common Shares Outstanding        3,250,108     3,217,016
                                                 ==========    ==========
Diluted Income/(Loss) Per Common Share           $     (.02)   $      .05
                                                 ==========    ==========

Weighted Average Common shares Outstanding
 Assuming Dilution                                3,268,146     3,478,526
                                                 ==========    ==========











The accompanying notes are an integral part of these condensed financial statements.

                         PART I - FINANCIAL INFORMATION
                       ARMANINO FOODS OF DISTINCTION, INC.
                  Condensed Consolidated Statements of Cash Flows
                  For the Six Months Ended June 30, 2003 and 2002
                                  (Unaudited)

                                                  June 30,      June 30,
                                                    2003          2002
                                                 ----------    ----------
Cash Flows From Operating Activities:
 Net income/(loss)                               $  (71,007)   $  182,496
  Adjustment to reconcile net income to net
   cash provided by operations:
    Depreciation and amortization                   256,667       295,528
    Loss on sale of equipment                         5,362          -
    Net change in deferred taxes                    (37,400)       18,119
    Earned revenue from direct financing lease       (3,131)       (5,821)
    Non-cash expense                                  2,600         6,000
     Changes in assets and liabilities:
      Decrease in accounts receivable               624,420        31,961
      (Increase)/Decrease in inventories            469,131      (293,774)
      (Increase)/Decrease in prepaid expenses       181,746      (132,890)
      Decrease in accounts payable and  accrued
       payroll and related taxes                    (79,766)     (307,937)
      Decrease in income taxes payable                 -          (82,506)
                                                 ----------    ----------
     Total Adjustments                            1,419,629      (471,320)
                                                 ----------    ----------
Net Cash Provided By/(Used) For Operating
 Activities                                       1,348,622      (288,824)

Cash Flows From Investing Activities:
 Proceeds from sale of equipment                      3,000          -
 Capital expenditures                               (41,941)     (262,361)
 Proceeds received from direct financing lease       27,217        50,600
                                                 ----------    ----------
     Net Cash Used For Investing Activities         (11,724)     (211,761)

Cash Flows From Financing Activities:
 Dividends paid                                    (327,493)     (718,452)
 Proceeds from exercise of stock options               -          205,137
 Payments on capital lease obligations                 -          (27,973)
                                                 ----------    ----------
     Net Cash Used For Financing Activities:       (327,493)     (541,288)

Net Increase/(Decrease) In Cash and Cash
 Equivalents                                      1,009,405    (1,041,873)

Cash and Cash Equivalents Beginning of Period     1,094,002     2,496,140
                                                 ----------    ----------
Cash and Cash Equivalents End of Period          $2,103,407    $1,454,267
                                                 ==========    ==========





The accompanying notes are an integral part of these condensed financial statements.

                       PART I - FINANCIAL INFORMATION
                     ARMANINO FOODS OF DISTINCTION, INC.
              Condensed Consolidated Statements of Cash Flows
              For the Six Months Ended June 30, 2003 and 2002
                                 (Unaudited)

                                                  June 30,      June 30,
                                                    2003          2002
                                                 ----------    ----------
Supplemental Disclosures of Cash Flow
 Information:
  Cash paid during the period for
   Interest                                      $     -       $     -
   Income tax                                    $     -       $  121,392


Supplemental Disclosures of Non-Cash Items:

 For the six months ended June 30, 2003.

     During 2002, the Company issued a total of 60,000 options to a director to purchase common stock at $2.54 per share, which was below the current market value of the Company common stock of $2.80. The options vest equally over 36 months.
     At December 31, 2002, in accordance with APB 25, the Company recorded additional paid in capital of $15,600, compensation expense of $3,033 and deferred compensation of $12,567 as a reduction of stockholders equity. For the six months ended June 30, 2003 the Company recognized $2,600 as compensation expense.

                       PART I - FINANCIAL INFORMATION
                     ARMANINO FOODS OF DISTINCTION, INC.
            Notes to Condensed Consolidated Financial Statements
                                June 30, 2003
                                 (Unaudited)

Note 1 - Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles of the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. It is suggested that these condensed consolidated financial statements be read in conjunction with the December 31, 2002 audited financial statements and notes thereto for Armanino Foods of Distinction, Inc. The results of operations for the periods ended June 30, 2003 and 2002 are not necessarily indicative of the operating results for the full year.

     The condensed consolidated financial statements include the accounts of Armanino Foods of Distinction, Inc. ("Parent") and it's wholly-owned dormant subsidiary AFDI, Inc.

     For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments (Treasury Bills) purchased with a maturity of three months or less to be cash equivalents. The Company had $320,324 in excess of federally insured amounts in its bank accounts at June 30, 2003.

     Intangible Assets - The Company acquired a subsidiary (Alborough, Inc.) during May 1996. The Company recorded goodwill in the amount of $609,938 as part of the purchase. During October 2002, the Company purchased proprietary formulations, trademarks and related equipment of a product line sold under the Garlic Zing(R) label. In relation to this purchase the Company recorded $95,000 for formulas and trademarks. In 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets". The Company has classified its intangible assets as indefinite-life intangible assets and accordingly has stopped recording amortization. The Company has no other indefinite-life or definite-life intangible assets. (See
Note 6)

     Accounts Receivable - Accounts receivable consist of trade receivables arising in the normal course of business. At June 30, 2003, the Company has established an allowance for doubtful accounts of $13,714 which reflects the Company's best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. Amounts written off for the years presented are insignificant for disclosure.

     The Company accounts for revenue recognition in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101), SFAS 48, "Revenue Recognition When Right of Returns Exists" and EITF No. 00-14, 00-25, 01-09 "Accounting for Consideration Given by a Vendor to a Customer". The Company recognizes revenue when rights and risk of ownership have passed to the customer, when there is persuasive evidence of an arrangement, product has been shipped or delivered to the customer, the price and terms are finalized, and collection of resulting receivable is reasonably assured. Products are primarily shipped

                       PART I - FINANCIAL INFORMATION
                     ARMANINO FOODS OF DISTINCTION, INC.
            Notes to Condensed Consolidated Financial Statements
                                June 30, 2003
                                 (Unaudited)

FOB shipping point at which time title passes to the customer. In some instances the Company uses common carriers for the delivery of products. In these arrangements, sales are recognized upon delivery to the customer. The Company's revenue arrangements with its customers often include early payment discounts and such sales incentives as trade allowances, promotions and co-operative advertising. These sales incentives are recorded at the later of when revenue is recognized or over the period that the sales incentives are offered. Sales incentives that do not provide an identifiable benefit or provide a benefit where the Company could not have entered into an exchange transaction with a party other than the customer are netted against revenues. Incentives providing an identifiable benefit, where the Company could have entered into the same transaction with a party other than the customer, are classified as "General, administrative and selling" in the Operating Expenses section of the Consolidated Statements of Operations.

Net sales comprised of the following for the quarter and six months ended June 30, 2003 and 2002:

                               For the Quarters         For the Six Months
                                 Ended June 30,            Ended June 30,
                           -----------------------   -----------------------
                              2003         2002         2003         2002
                           ----------   ----------   ----------   ----------

Gross Sales                $3,630,439   $4,150,330   $7,436,670   $7,952,778
Less  Discounts            $  (63,433)  $  (64,906)  $ (124,892)  $ (134,641)
      Slotting             $  (60,887)  $  (31,114)  $ (120,703)  $ (113,924)
      Promotional          $ (324,674)  $ (597,512)  $ (725,948)  $ (952,337)
                           ----------   ----------   ----------   ----------
Net Sales                  $3,181,445   $3,456,798   $6,565,127   $6,751,876
                           ----------   ----------   ----------   ----------

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

     The weighted average common shares and common equivalent shares outstanding for purposes of calculating earnings per share was as follows:

                       PART I - FINANCIAL INFORMATION
                     ARMANINO FOODS OF DISTINCTION, INC.
            Notes to Condensed Consolidated Financial Statements
                                June 30, 2003
                                 (Unaudited)

                               For the Quarters         For the Six Months
                                 Ended June 30,            Ended June 30,
                           -----------------------   -----------------------
                              2003         2002         2003         2002
                           ----------   ----------   ----------   ----------

Weighted average common
shares outstanding used
in basic earnings (loss)
per share                   3,250,108    3,246,287    3,250,108    3,217,016

Effect of dilutive stock
options                        22,362      229,858       18,038      261,510


Weighted average common
shares and potential
dilutive common shares
outstanding used in
dilutive earnings loss
per share                   3,272,470    3,476,145    3,268,146    3,478,526

     For the six months ended June 30, 2003 the Company had 167,820 additional stock options that could potentially dilute earnings per share in the future that were not included in the diluted computation.

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

     The Company has stock option plans that provide for stock-based employee compensation, including the granting of stock options, to certain key employees. The plans are more fully described in Note 12. The Company accounts for the stock options plans in accordance with the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

     During 2002, the Company issued a total of 60,000 options to a director to purchase common stock at $2.54 per share, which was below the current market value of the Company common stock of $2.80. The options vest equally over 36 months. At December 31, 2002, in accordance with APB 25, the Company has recorded additional paid in capital of $15,600, compensation expense of $3,033 and deferred compensation of $12,567 as a reduction of stockholders equity. For the six months ended June 30, 2003 the Company recognized $2,600 as compensation expense.

                       PART I - FINANCIAL INFORMATION
                     ARMANINO FOODS OF DISTINCTION, INC.
            Notes to Condensed Consolidated Financial Statements
                                June 30, 2003
                                 (Unaudited)

     During the periods presented in the accompanying financial statements the Company has granted options under the 1993 and 2002 Stock Options Plans and executive and other employment agreements (SEE Note 12). The Corporation has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost under SFAS No. 123 has been recognized for the stock option plans or other agreements in the accompanying statement of operations. Had compensation cost for the Company's stock option plans and agreements been determined based on the fair value at the grant date for awards in 2002 and 2001 consistent with the provisions of SFAS No. 123, the Company's net earnings net of taxes and earnings per share would have been reduced to the pro forma amounts indicated below:

                            For the Quarter Months       For the Six Months
                                  Ended June 30,            Ended June 30,
                            -----------------------   -----------------------
                               2003         2002         2003         2002
                            ----------   ----------   ----------   ----------
Net Income      As Reported $  (55,590)  $  115,199   $  (71,007)  $  182,496
(Loss)          Proforma    $  (75,609)  $   80,163   $ (111,043)  $  112,424

Basic earnings  As reported $     (.02)  $      .04   $     (.02)  $      .06
(loss) per      Proforma    $     (.02)  $      .04   $     (.02)  $      .06
share

Diluted earn-   As reported $     (.02)  $      .02   $     (.02)  $      .03
ings (loss)     Proforma    $     (.02)  $      .02   $     (.02)  $      .03
per share

     Reclassification - The financial statements for the quarter and six months ended June 30, 2002 have been reclassified to conform with the classifications and headings used in the quarter and six month ended June 30, 2003.

Note 2 - Inventory

     Inventory is carried at the lower of cost or market with cost being determined on the first-in, first-out method and consisted of the following at June 30, 2003 and December 31, 2002:

                                     June 30, 2003     December 31, 2002
                                     -------------     -----------------

     Raw materials & supplies         $  336,247          $  361,398
     Finished goods                    1,082,707           1,526,687
                                      ----------          ----------
                                      $1,418,954          $1,888,085
                                      ==========          ==========

                       PART I - FINANCIAL INFORMATION
                     ARMANINO FOODS OF DISTINCTION, INC.
            Notes to Condensed Consolidated Financial Statements
                                June 30, 2003
                                 (Unaudited)

Note 3 - Related Party Transactions

     The Company incurred $11,640 and $8,005 respectively, for the six months ended June 30, 2003 and 2002, in accounting and consulting fees to Polly, Scatena, Vasheresse & May, an accounting firm, the managing partner of which is also a stockholder and director of the Company. Services provided by the accounting firm are an extension of the internal accounting functions of the Company, as well as management, business and systems consulting.

     The Company incurred $0 and $12,000 respectively, for the six months ended June 30, 2003 and June 30, 2002 in consulting fees to First London Securities Corporation. A director of the company is a 48% shareholder of DGN Securities which owns 100% of First London Securities Corporation.

     The Company incurred $10,000 and $10,000 respectively, for the six months ended June 30, 2003 and 2002 in consulting fees to Tino Barzie, a former director of the Company.

Note 4 - Property and Equipment

     Property and equipment consists of the following:

                             Estimated Useful      June 30,     December 31,
                              Life in Years         2003           2002
                             ----------------      --------     ------------
Office Equipment                 3-10            $   208,008    $  205,619
Computer Software                2-5                 105,070       101,452
Plant Machinery & Equipment      5-20              3,567,473     3,547,520
Vehicles                         7                    23,061        23,061
Leasehold Improvements           3-10              1,802,372     1,802,372
                                                 -----------    ----------
                                                   5,705,984     5,680,024
Accumulated Depreciation                          (3,766,790)   (3,517,742)
                                                 -----------    ----------
                                                 $ 1,939,194    $2,162,282
                                                 ===========    ==========

     During the six months ended June 30, 2003 and 2002, depreciation expense amounted to $256,667 and $295,528, respectively.

Note 5 - Stockholders' Equity

     Stock Options:

     As of June 30, 2003, the Company had 867,900 outstanding stock options to purchase the Company's stock at prices ranging from $2.31 to $2.86 per share to current and former employees, directors and former consultants, expiring in August 2003 through August 2010.

                       PART I - FINANCIAL INFORMATION
                     ARMANINO FOODS OF DISTINCTION, INC.
            Notes to Condensed Consolidated Financial Statements
                                June 30, 2003
                                 (Unaudited)

     Dividends:

     On December 12, 2002, the Company declared a cash dividend of $.05 per share payable to shareholders of record on December 26, 2003. The cash dividend, including fees, in the amount of $163,634 was paid on January 21, 2003.

     On March 14, 2003, the Company declared a cash dividend of $.05 per share payable to shareholders of record on March 26, 2003. The cash dividend, including fees, in the amount of $163,859 was paid on April 25, 2003.

     On May 21, 2003, the Company declared a cash dividend of $.05 per share payable to shareholders of record on June 27, 2003. The cash dividend, including fees, in the amount of $163,285 was paid on July 25, 2003.

Note 6 - Intangible Assets

     As of June 30, 2003 the Company's intangible assets consisted of the following:

               Goodwill                    $ 375,438
               Formulas & Trademarks          95,000

     On October 14, 2002 the Company purchased proprietary formulations, trademarks and related equipment of a product line consisting of natural
"vegan" spreads sold under the Garlic Zing(R) label for $100,000. The purchase price was allocated $94,000 for formulas, $1,000 for trademarks and $5,000 for equipment. At June 30, 2003, the company has $95,000 in formulas and trademarks classified as indefinite-life intangible assets.

     Goodwill represents the excess of the cost of purchasing Alborough, Inc. over the fair market value of the assets on May 20, 1996. At June 30, 2003, the company has $375,438 in goodwill classified as an indefinite-life intangible assets.

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

Note 7 - Subsequent Event

     On May 21, 2003, the Company declared a cash dividend of $.05 per share payable to shareholders of record on June 27, 2003. The cash dividend, including fees, in the amount of $163,285 was paid on July 25, 2003.

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

RESULTS OF OPERATIONS

     Net sales for the quarter ended June 30, 2003 were $3,181,445 compared to $3,456,798 for the quarter ended June 30, 2002. For the six months ended June 30, 2003 net sales were $6,565,127 compared to $6,751,876 for the six months ended June 30, 2002. The decrease in net sales for the quarter and six months is primarily attributable to lower pesto sauce sales to foodservice customers and overall lower retail sales.

     The decrease in sales in the second quarter of 2003 was exacerbated by a one time sale in the second quarter of 2002 to a customer that ran a limited time offer program. Additionally, during the second quarter of 2003, another customer decided to switch from the Company's frozen sauce to a shelf-stable sauce. Accordingly, sales to this customer decreased during the second quarter of 2003 and are expected to cease completely some time during the third quarter of 2003. The Company believes that these lower sales will be offset by sales to another customer who is expected to start purchasing one of the Company's pesto products in the fourth quarter of 2003.

     In the retail area, lower sales were experienced in all of the Company's products. This was primarily due to higher purchases during promotional periods in the first six months of 2002. Although the Company continued using promotional programs during the second quarter of 2003, as planned, the Company used fewer promotional programs than in the second quarter of 2002. This decrease in promotional programs impacted sales in 2003 as compared to prior year sales.

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

                       PART I - FINANCIAL INFORMATION
                     ARMANINO FOODS OF DISTINCTION, INC.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
[CONTINUED]

     Cost of goods sold as a percentage of net sales increased from 68.6% for the quarter ended June 30, 2002 to 73.6% for the quarter ended June 30, 2003. Cost of goods sold as a percentage of net sales increased from 69.3% for the six months ended June 30, 2002 to 73.6% for the six months ended June 30, 2003. The increase in cost of goods sold was due to a shift in the product mix from pesto sales to lower margin products and the write-off of old, discontinued products and samples.

     Operating expenses as a percentage of net sales were 29.4% for the quarter ended June 30, 2003 compared to 26.4% for the quarter ended June 30, 2002. Operating expenses as a percentage of net sales were 28.4% for the six months ended June 30, 2003 compared to 26.7% for the six months ended June 30, 2002. The increase in the percentages for the quarter and six months, was primarily the result of lower sales in 2003 used in the calculation.

     Net loss from continuing operations for the quarter ended June 30, 2003 was $55,590 compared to net income of $115,199 for the quarter ended June 30, 2002. Net loss from continuing operations for the six months ended June 30, 2003 was $71,007 compared to net income of $182,496 for the six months ended June 30, 2002. The net loss for the quarter and six months of 2002 was the result of lower pesto sales and write-off of old and discontinued inventories.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2003, the Company had working capital of $4,284,378 a decrease of $205,612 from December 31, 2002. The decrease in working capital is primarily due to the net loss sustained and cash dividends paid. Current assets included $3,563,147 in cash, cash equivalents and accounts receivable. Management believes that this level of working capital is adequate to meet anticipated needs for liquidity.

     During the six months ended June 30, 2003, cash provided by operating activities of the Company amounted to $1,348,622, primarily due to a decrease in accounts receivable of $624,420 and inventories of $469,131. At December 31, 2002, accounts receivable reflected the higher sales experienced in December as well as tax refunds. Inventories were higher at December 31, 2002, primarily due to an increased level of retail meat products on hand to accommodate projected demand.

     During the six months ended June 30, 2003, cash used by investing activities of the Company amounted to $11,724. This was the result of capital expenditures offset by proceeds from the direct financing lease and proceeds from sale of equipment.

     During the six months ended June 30, 2003, cash used by financing activities of the Company amounted to $327,493. This was the result of dividends declared in December of 2002 and March 2003 and paid during the first six months of 2003.

     Subsequent to June 30, 2003, the Company paid a dividend aggregating $163,285, including fees, that was declared in May of 2003.

                       PART I - FINANCIAL INFORMATION
                     ARMANINO FOODS OF DISTINCTION, INC.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
[CONTINUED]

     In January 2003, the Company ordered new equipment which will complement and improve existing production operations. An initial deposit of approximately $24,000 was made with a balance of $104,000 expected to be paid in the third quarter of 2003, upon successful installation of the equipment.

      The Company presently has no other commitments for material capital expenditures.

ITEM 3:  CONTROLS AND PROCEDURES

     As of June 30, 2003, under the supervision and with the participation of the Company's Chief Executive Officer and the Principal Financial Officer, management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2003. There were no changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.

                                    PART II
                               OTHER INFORMATION

II.    Other Information

Item 1.  Legal proceedings

         None

Item 2.  Changes In Securities and Use of Proceeds

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission Of Matters To A Vote Of Security Holders

     On May 22, 2003, the Company held an Annual Meeting of Shareholders at which William J. Armanino, John J. Micek, III, Daivd Scatena, Joseph F. Barletta, Edmond J. Pera and Douglas Nichols were each reelected to the Board
of Directors.   In addition, the Company's shareholders ratified the
appointment of Pritchett, Siler & Hardy, P.C. as the Company's auditors. The following sets forth the votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, as to each of the matters presented at the meeting:

Election of Directors:

               Nominees                 For           Withheld
               --------                 ---           --------

          William J. Armanino        2,427,124         75,744
          John J. Micek, III         2,427,124         75,744
          David Scatena              2,427,124         75,744
          Joseph F. Barletta         2,426,990         75,878
          Edmond J. Pera             2,426,990         75,878
          Douglas Nichols            2,427,124         75,744

Appointment of Pritchett, Siler & Hardy, P.C.:


                  For                 Against         Abstentions
                  ---                 -------         -----------
           2,426,990 Shares        41,818 Shares      9,350 Shares


Item 5. Other Information

        None

Item 6.  Exhibits and Reports on Form 8-K

                           Exhibits:

     31.1     Certification of Chief        Filed herewith electronically
              Executive Officer
              Pursuant to Section 302
              of the Sarbanes-Oxley Act
              of 2002

     31.2     Certification of Principal    Filed herewith electronically
              Financial Officer
              Pursuant to Section 302
              of the Sarbanes-Oxley Act
              of 2002

     32.2     Certification of Chief        Filed herewith electronically
              Executive Officer Pursuant
              to 18 U.S.C. Section 1350

     32.3     Certification of Principal    Filed herewith electronically
              Financial Officer Pursuant
              to 18 U.S.C. Section 1350

     Reports on Form 8-K:

     During the quarter ended June 30, 2003, the Company filed one report on Form 8-K dated April 21, 2003, reporting information under Items 7 and 9 of that form concerning the Company's earnings release for the first quarter.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized.

                                   ARMANINO FOODS OF DISTINCTION, INC.



                                   By:/s/ William J. Armanino
                                      William J. Armanino
Dated:  August 14, 2003               President
                                      Chief Executive Officer


                                   By:/s/ Edmond J. Pera
                                      Edmond J. Pera
                                      Secretary
                                      Treasurer
                                      Chief Operating Officer
                                      (Principal Financial Officer)