Form 10KSB/A
period 2002-12-31
ARMANINO FOODS OF DISTINCTION INC /CO/
filed 2003-10-02
CIK 814339

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 FORM 10-KSB/A
                                AMENDMENT NO. 3


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


The statement of operations for the years ended December 31, 2002 and 2001 were restated to reclassify promotional expense paid to venders against net sales the effect on the financial statements has been disclosed in Note 16.



/s/ Pritchett, Siler & Hardy, P.C.

January 31, 2003, except for Note 15 and Note 16 for which the dates are March 19, 2003 and September 29, 2003, respectively
Salt Lake City, Utah

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

               ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

Revenue Recognition and Sales Incentives - The Company accounts for revenue recognition in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101), SFAS 48, "Revenue Recognition When Right of Return Exists" and EITF No. 00-14, 00-25, 01-09 "Accounting for Consideration Given by a Vendor to a Customer". The Company recognizes revenue when rights and risk of ownership have passed to the customer, when there is persuasive evidence of an arrangement, product has been shipped or delivered to the customer, the price and terms are finalized, and collection of resulting receivable is reasonably assured. Products are primarily shipped FOB shipping point at which time title passes to the customer. In some instances the Company uses common carriers for the delivery of products. In these arrangements, sales are recognized upon delivery to the customer. The Company's revenue arrangements with its customers often include early payment discounts and such sales incentives as trade allowances, promotions and co-operative advertising. These sales incentives are recorded at the later of when revenue is recognized or when the incentives are offered. Sales incentives that do not provide an identifiable benefit or provide a benefit where the Company could not have entered into an exchange transaction with a party other than the customer are netted against revenues. Incentives providing an identifiable benefit, where the Company could have entered into the same transaction with a party other than the customer, are classified as "Advertising demonstrations, promotions and trade allowances" in the Operating Expenses section of the Consolidated Statements of Operations.

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

The adjustment had no effect on income before extraordinary items, net income, and the related per share amounts.

                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Amendment to be signed on its behalf by the under-

signed, thereunto duly authorized.

                                    ARMANINO FOODS OF DISTINCTION, INC.



Dated: October 2, 2003              By: /s/ William J. Armanino
                                        ---------------------------------
                                        William J. Armanino, President


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


                                      4



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

Date:  October 2, 2003


/s/ William J. Armanino
-------------------------------
William J. Armanino
Chief Executive Officer
(Principal Executive Officer)


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

                                      5
     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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


Date:  October 2, 2003


/s/ Edmond J. Pera
------------------------------
Edmond J. Pera
Chief Operating Officer
(Principal Financial Officer)



























                                      6




                 CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND
                         CHIEF OPERATING OFFICER OF
                     ARMANINO FOODS OF DISTINCTION, INC.
                     PURSUANT TO 18 U.S.C. SECTION 1350

     We certify that, to the best of our knowledge and belief, the Amendment No. 3 to the Annual Report on Form 10-KSB of Armanino Foods of Distinction, Inc. for the period ending December 31, 2002:

     (1) complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Armanino Foods of Distinction, Inc.


/s/ William J. Armanino                  /s/ Edmond J. Pera
----------------------------             -------------------------------
William J. Armanino                      Edmond J. Pera
Chief Executive Officer                  Chief Operating Officer
October 2, 2003                          (Principal Financial Officer)
                                         October 2, 2003