Form 10QSB
period 2003-09-30
ARMANINO FOODS OF DISTINCTION INC /CO/
filed 2003-11-04
CIK 814339

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                      For Quarter Ended September 30, 2003


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

                               Yes  [X]  No [ ]


There were 3,300,108 shares of the Issuer's Common Stock outstanding as of September 30, 2003.


Transitional Small Business disclosure Format.     Yes [ ]   No [X]














                        PART I - FINANCIAL INFORMATION
                      ARMANINO FOODS OF DISTINCTION, INC.
                     Condensed Consolidated Balance Sheets
                                 (Unaudited)
                                   ASSETS

                                                          September 30, 2003   December 31, 2002
                                                          ------------------   -----------------
Current Assets:
 Cash and cash equivalents                                    $1,408,137           $1,094,002
 Certificates of deposit                                         630,000                 -
 Accounts receivable, net                                      1,442,950            2,084,160
 Inventory                                                     1,438,440            1,888,085
 Prepaid expenses                                                225,327              309,698
 Current portion of direct financing lease receivable             55,531               91,533
 Current deferred tax asset                                       90,912              116,412
                                                              ----------           ----------
     Total Current Assets                                      5,291,297            5,583,890

Property and Equipment, net                                    1,936,401            2,162,282
Direct financing lease receivable, net                           469,911              475,008
Other Assets:
 Deposits                                                         32,000               32,000
 Goodwill                                                        375,438              375,438
 Indefinite life - Intangible assets                              95,000               95,000
                                                             -----------           ----------
     Total Other Assets                                          502,438              502,438
                                                              ----------           ----------
     Total Assets                                             $8,200,047           $8,723,618

                              LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable & accrued payroll and related taxes         $  654,249           $  930,266
 Dividends payable                                               165,971              163,634
 Income Taxes payable                                             29,573                 -
                                                              ----------           ----------
     Total Current Liabilities                                   849,793            1,093,900

Deferred tax liability                                             7,663               33,163
deferred income on direct financing lease                         58,429               63,157
                                                              ----------           ----------
     Total Liabilities                                           915,885            1,190,220

Stockholders' Equity:
 Preferred stock; no par value, 10,000,000 shares
  authorized, no shares issued and outstanding
 Common stock; no par value, 40,000,000 shares
  authorized, 3,300,108 shares issued and outstanding
  at 9/30/03 and 3,250,108 at 12/31/02                         8,114,397            7,987,522
 Additional paid in capital                                       37,911               37,911
 Retained earnings                                              (859,479)            (479,468)
                                                              ----------           ----------
                                                               7,292,829            7,545,965
     Less: Deferred compensation expense in
      accordance with APB 25                                      (8,667)             (12,567)
                                                             -----------            ----------
     Total Stockholders' Equity                                7,284,162            7,533,398
                                                             -----------            ----------
     Total Liabilities & Stockholders' Equity                $ 8,200,047           $8,723,618
                                                             ===========            ==========

The accompanying notes are an integral part of these condensed financial statements. The balances for December 31, 2002 were taken from the audited financial statements at that date and condensed.

                                      2


                        PART I - FINANCIAL INFORMATION
                      ARMANINO FOODS OF DISTINCTION, INC.
                  Condensed Consolidated Statements of Operations
                 For the Quarter Ended September 30, 2003 and 2002
                                  (Unaudited)

                                      September 30, 2003   September 30, 2002
                                      ------------------   ------------------

Net Sales                                 $3,317,230           $3,407,071
Cost of Goods Sold                         2,233,182            2,456,254
                                          ----------           ----------
     Gross Profit                          1,084,048              950,817

Operating Expenses:
 General, administrative and selling         303,387              367,813
 Salaries and wages                          374,474              432,754
 Commissions                                 136,548              149,962
                                         -----------           ----------
     Total Operating Expenses                814,409              950,529

Income From Operations                       269,639                  288

Other Income                                  11,445               12,365

Income From Continuing Operations Before
 Income Taxes                                281,084               12,653

Current Tax Expense                           59,574                5,441
Deferred Tax Expense                          37,400                 -
                                         -----------           ----------
Income Before Discontinued Operations        184,110                7,212

Discontinued Operations:
 Loss on Disposal of Discontinued
  Entree Line                                   -              (1,336,506)
 Tax Benefit                                    -                 467,777
                                         -----------           ----------
     Net Loss on Discontinued Operations        -                (868,729)

Net Income/(Loss)                        $   184,110           $ (861,517)
                                         ===========           ==========
Basic Income/(Loss) Per Common Share
 Income from Continuing Operations               .06                 -
 Loss from discontinued Operations              -                   (0.27)
 Net Income/(Loss)                               .06                (0.27)
Weighted Average Common Shares
 Outstanding                               3,275,108            3,250,108
                                         ===========           ==========
Diluted Income/(Loss) Per Common Share
 Income from Continuing Operations               .06                 -
 Loss from Discontinued Operations              -                   (0.26)
 Net Income/(Loss)                               .06                (0.26)
Weighted Average Common Shares
 Outstanding                               3,330,701            3,319,707
                                         ===========           ==========




The accompanying notes are an integral part of these condensed financial statements.

                          PART I - FINANCIAL INFORMATION
                        ARMANINO FOODS OF DISTINCTION, INC.
                  Condensed Consolidated Statements of Operations
                For the Nine Months Ended September 30, 2003 and 2002
                                  (Unaudited)

                                      September 30, 2003   September 30, 2002
                                      ------------------   ------------------
Net Sales                                 $9,882,356          $10,158,947
Cost of Goods Sold                         7,067,934            7,132,391
                                          ----------          -----------
     Gross Profit                          2,814,422            3,026,556

Operating Expenses:
 General, administrative and selling       1,071,731            1,069,273
 Salaries and wages                        1,179,600            1,273,340
 Commissions                                 426,436              410,726
                                          ----------          -----------
     Total Operating Expenses              2,677,767            2,753,339

Income From Operations                       136,655              273,217

Other Income                                  36,022               38,551
                                          ----------          -----------

Income From Continuing Operations Before
 Income Taxes                                172,677              311,768

Current Tax Expense                           59,574              103,941
Deferred Tax Expense                            -                  18,119
                                          ----------          -----------
Income Before Discontinued Operations        113,103              189,708
                                          ==========          ===========

Discontinued Operations:
 Loss on Disposal of Discontinued Entre Line    -              (1,336,506)
 Tax Benefit                                    -                 467,777
                                          ----------          -----------
     Net Loss on Discontinued Operations        -                (868,729)

Net Income/(Loss)                         $  113,103          $  (679,021)
                                          ==========          ===========
Basic Income/(Loss) Per Common Share
 Income from Continuing Operations               .03                  .06
 Loss from Discontinued Operations              -                    (.27)
 Net Income/(Loss)                               .03                 (.21)
Weighted Average Common Shares
 Outstanding                               3,258,533            3,228,168
                                          ==========          ===========
Diluted Income/(Loss) Per Common Share
 Net Income from Continuing Operations           .03                  .05
 Loss from Discontinued Operations              -                    (.25)
 Net Income/(Loss)                               .03                 (.20)
Weighted Average Common shares
 Outstanding                               3,289,089            3,474,719
                                          ==========          ===========

The accompanying notes are an integral part of these condensed financial statements.

                        PART I - FINANCIAL INFORMATION
                      ARMANINO FOODS OF DISTINCTION, INC.
                Condensed Consolidated Statements of Cash Flows
              For the Nine Months Ended September 30, 2003 and 2002
                                 (Unaudited)

                                                          September 30, 2003   December 31, 2002
                                                          ------------------   -----------------
Cash Flows From Operating Activities:
 Net income/(loss)                                            $  113,103          $ (679,021)
 Adjustment to reconcile net income to net cash
  provided by operations:
   Net loss on disposal of discontinued operations                  -                868,729
   Depreciation and amortization                                 385,610             441,542
   Loss on sale of equipment                                       5,362                -
   Net change in deferred taxes                                     -                 18,119
   Earned revenue from direct financing lease                     (4,728)             (9,004)
   Non-cash expense                                                3,900               6,000
  Changes in assets and liabilities:
   Decrease in accounts receivable                               641,210              28,954
   (Increase)/Decrease in inventories                            449,645            (496,691)
   (Increase)/Decrease in prepaid expenses                        84,371            (140,934)
   Decrease in accounts payable and accrued payroll
    and related taxes                                           (276,017)           (302,215)
   (Increase)/Decrease in income taxes payable                    29,573             (82,506)
                                                              ----------          ----------
     Total Adjustments                                         1,318,926             331,994
                                                              ----------          ----------
     Net Cash Provided By/(Used) For Operating Activities      1,432,029            (347,027)

Cash Flows From Investing Activities:
 Proceeds from sale of equipment                                   3,000                -
 Capital expenditures                                           (168,090)           (289,871)
 Proceeds received from direct financing lease                    41,099              78,261
 Purchase of certificates of deposit                            (630,000)               -
                                                              ----------          ----------
     Net Cash Used For Investing Activities                     (753,991)           (211,610)

Cash Flows From Financing Activities:
 Dividends paid                                                 (490,778)           (882,224)
 Proceeds from exercise of stock options                         126,875             205,137
 Payments on capital lease obligations                              -                (42,447)
                                                              ----------          ----------
     Net Cash Used For Financing Activities:                    (363,903)           (719,534)

Net Increase/(Decrease) In Cash and Cash Equivalents             314,135          (1,278,171)

Cash and Cash Equivalents Beginning of Period                  1,094,002           2,496,140
                                                              ----------          ----------
Cash and Cash Equivalents End of Period                       $1,408,137          $1,217,969
                                                              ==========          ==========



The accompanying notes are an integral part of these condensed financial statements.



                         PART I - FINANCIAL INFORMATION
                       ARMANINO FOODS OF DISTINCTION, INC.
                Condensed Consolidated Statements of Cash Flows
              For the Nine Months Ended September 30, 2003 and 2002
                                   (Unaudited)

                                    September 30, 2003    September 30, 2002
                                    ------------------    ------------------

Supplemental Disclosures of Cash
 Flow Information:
   Cash paid during the period for
    Interest                            $      -              $   -
    Income tax                          $      -              $204,230


Supplemental Disclosures of Non-Cash Items:
  For the nine months ended September 30, 2003.

     During 2002, the Company issued a total of 60,000 options to a director to purchase common stock at $2.54 per share, which was below the current market value of the Company common stock of $2.80. The options vest equally over 36 months. At
     December 31, 2002, in accordance with APB 25, the Company recorded additional paid in capital of $15,600, compensation expense of $3,033 and deferred compensation of $12,567 as a reduction of stockholders equity. For the nine months ended September 30, 2003 the Company recognized $3,900 as compensation expense.

                         PART I - FINANCIAL INFORMATION
                       ARMANINO FOODS OF DISTINCTION, INC.
              Notes to Condensed Consolidated Financial Statements
                               September 30, 2003
                                   (Unaudited)

Note 1 - Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles of the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. It is suggested that these condensed consolidated financial statements be read in conjunction with the December 31, 2002 audited financial statements and notes thereto for Armanino Foods of Distinction, Inc. The results of operations for the periods ended September 30, 2003 and 2002 are not necessarily indicative of the operating results for the full year.

     The condensed consolidated financial statements include the accounts of Armanino Foods of Distinction, Inc. ("Parent") and it's wholly-owned dormant subsidiary AFDI, Inc.

     For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments (Treasury Bills and Certificates of Deposit) purchased with a maturity of three months or less to be cash equivalents. The Company had $77,041 in excess of federally insured amounts in its bank accounts at September 30, 2003.

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

     Accounts Receivable - Accounts receivable consist of trade receivables arising in the normal course of business. At September 30, 2003, the Company has established an allowance for doubtful accounts of $20,000 which reflects the Company's best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. Amounts written off for the years presented are insignificant for disclosure.

                         PART I - FINANCIAL INFORMATION
                       ARMANINO FOODS OF DISTINCTION, INC.
              Notes to Condensed Consolidated Financial Statements
                               September 30, 2003
                                   (Unaudited)

Note 1 - Basis of Presentation (Continued)

     The Company accounts for revenue recognition in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101), SFAS 48, "Revenue Recognition When Right of Returns Exists" and EITF No. 00-14, 00-25, 01-09 "Accounting for Consideration Given by a Vendor to a Customer". The Company recognizes revenue when rights and risk of ownership have passed to the customer, when there is persuasive evidence of an arrangement, product has been shipped or delivered to the customer, the price and terms are finalized, and collection of resulting receivable is reasonably assured. Products are primarily shipped FOB shipping point at which time title passes to the customer. In some instances the Company uses common carriers for the delivery of products. In these arrangements, sales are recognized upon delivery to the customer. The Company's revenue arrangements with its customers often include early payment discounts and such sales incentives as trade allowances, promotions and co-operative advertising. These sales incentives are recorded at the later of when revenue is recognized or when the incentives are offered. Sales incentives that do not provide an identifiable benefit or provide a benefit where the Company could not have entered into an exchange transaction with a party other than the customer are netted against revenues. Incentives providing an identifiable benefit, where the Company could have entered into the same transaction with a party other than the customer, are classified under "General, administrative and selling" category in the Operating Expenses section of the Consolidated Statements of Operations.

     Net sales comprised of the following for the quarter and nine months ended September 30, 2003 and 2002:

                           For the Quarters           For the Nine Months
                          Ended September 30,         Ended September 30,
                       ------------------------   --------------------------
                           2003        2002           2003           2002
                       ----------   ----------    -----------    -----------
Gross Sales            $3,755,532   $3,879,887    $11,292,201    $11,832,665
Less Discounts         $  (58,123)  $  (66,792)   $  (183,015)   $  (201,433)
     Slotting          $  (32,651)  $  (67,965)   $  (153,354)   $  (181,889)
     Promotional       $ (347,528)  $ (338,059)   $(1,073,476)   $(1,290,396)
                       ----------   ----------    -----------    -----------
Net Sales              $3,317,230   $3,407,071    $ 9,882,356    $10,158,947
                       ----------   ----------    -----------    -----------

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

                         PART I - FINANCIAL INFORMATION
                       ARMANINO FOODS OF DISTINCTION, INC.
              Notes to Condensed Consolidated Financial Statements
                               September 30, 2003
                                   (Unaudited)

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

     The weighted average common shares and common equivalent shares outstanding for purposes of calculating earnings per share was as follows:

                               For the Quarter         For the Nine Months
                             Ended September 30,       Ended September 30,
                            ----------------------   ----------------------
                               2003        2002        2003         2002
                            ----------   ---------   ---------   ---------
Weighted average common
shares outstanding used
in basic earnings (loss)
per share                    3,275,108   3,250,108   3,258,533   3,228,168

Effect of dilutive stock
options                         55,593      69,599      30,556     246,551

Weighted average common
shares and potential
dilutive common shares
outstanding used in
dilutive earnings
loss per share              3,330,701    3,319,707   3,289,089   3,474,719

     For the nine months ended September 30, 2003 the Company had 22,000 additional stock options that could potentially dilute earnings per share in the future that were not included in the diluted computation.

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

                         PART I - FINANCIAL INFORMATION
                       ARMANINO FOODS OF DISTINCTION, INC.
              Notes to Condensed Consolidated Financial Statements
                               September 30, 2003
                                   (Unaudited)

Note 1 - Basis of Presentation (Continued)

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

     During 2002, the Company issued a total of 60,000 options to a director to purchase common stock at $2.54 per share, which was below the current market value of the Company common stock of $2.80. The options vest equally over 36 months. At December 31, 2002, in accordance with APB 25, the Company has recorded additional paid in capital of $15,600, compensation expense of $3,033 and deferred compensation of $12,567 as a reduction of stockholders equity. For the nine months ended September 30, 2003 the Company recognized $3,900 as compensation expense.

     During the periods presented in the accompanying financial statements the Company has granted options under the 1993 and 2002 Stock Options Plans and executive and other employment agreements (SEE Note 12). The Corporation has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost under SFAS No. 123 has been recognized for the stock option plans or other agreements in the accompanying statement of operations. Had compensation cost for the Company's stock option plans and agreements been determined based on the fair value at the grant date for awards in 2003 and 2002 consistent with the provisions of SFAS No. 123, the Company's net earnings net of taxes and earnings per share would have been reduced to the pro forma amounts indicated below:

                                           For the Quarter         For the Nine Months
                                          Ended September 30,       Ended September 30,
                                        ----------------------   ----------------------
                                           2003        2002        2003         2002
                                        ----------   ---------   ---------   ---------
Net Income (Loss)       As reported     $ 184,110    $(861,517)  $ 113,103   $(679,021)
Add: Stock-based employee compensation
 expense included in reported net income    1,300        1,300       3,900       1,733
Deduct: Total stock-based employee
 compensation expense determined under
 fair value based method                  (13,112)     (22,949)    (39,337)    (68,846)
Net Income (Loss)       Proforma        $ 172,298    $(883,166)  $  77,666   $(746,134)
Basic earnings (loss)   As reported     $     .06    $    (.27)  $     .03   $    (.21)
 per share              Proforma        $     .05    $     (.27) $     .02   $    (.23)

Diluted earnings(loss)  As reported     $     .06    $     (.26) $     .03   $    (.20)
 per share              Proforma        $     .05    $     (.27) $     .02   $    (.22)

                                       10


                         PART I - FINANCIAL INFORMATION
                       ARMANINO FOODS OF DISTINCTION, INC.
              Notes to Condensed Consolidated Financial Statements
                               September 30, 2003
                                   (Unaudited)

Note 1 - Basis of Presentation (Continued)

     Reclassification - The financial statements for the quarter and nine months ended September 30, 2002 have been reclassified to conform with the classifications and headings used in the quarter and nine month ended September 30, 2003.

Note 2 - Inventory

     Inventory is carried at the lower of cost or market with cost being determined on the first-in, first-out method and consisted of the following at September 30, 2003 and December 31, 2002:

                                      September 30, 2003   December 31, 2002
                                      ------------------   -----------------

Raw materials & supplies                 $  453,818           $  361,398
Finished goods                              984,622            1,526,687
                                         ----------           ----------
                                         $1,438,440           $1,888,085
                                         ==========           ==========

Note 3 - Related Party Transactions

     The Company incurred $12,145 and $10,263 respectively, for the nine months ended September 30, 2003 and 2002, in accounting and consulting fees to Polly, Scatena, Vasheresse & May, an accounting firm, the managing partner of which is also a stockholder and director of the Company. Services provided by the accounting firm are an extension of the internal accounting functions of the Company, as well as management, business and systems consulting.

     The Company incurred $0 and $24,000 respectively, for the nine months ended September 30, 2003 and September 30, 2002 in consulting fees to First London Securities Corporation. A director of the Company is a 48% shareholder of DGN Securities which owns 100% of First London Securities Corporation.

     The Company incurred $10,000 and $15,000 respectively, for the nine months ended September 30, 2003 and 2002 in consulting fees to Tino Barzie, a former director of the Company.

                         PART I - FINANCIAL INFORMATION
                       ARMANINO FOODS OF DISTINCTION, INC.
              Notes to Condensed Consolidated Financial Statements
                               September 30, 2003
                                   (Unaudited)

Note 4 - Property and Equipment

     Property and equipment consists of the following:

                     Estimated Useful
                      Life in Years    September 30, 2003  December 31, 2002
                     ----------------  ------------------  -----------------
Office Equipment          3-10            $   208,008         $   205,619
Computer & Software       2-5                 112,308             101,452
Plant Machinery &
 Equipment                5-20              3,687,442           3,547,520
Vehicles                  7                    23,061              23,061
Leasehold Improvements    3-10              1,802,372           1,802,372
                                          -----------         -----------
                                            5,833,191           5,680,024
Accumulated Depreciation                   (3,896,790)         (3,517,742)
                                          -----------         -----------
                                          $ 1,936,401         $ 2,162,282
                                          ===========         ===========

     During the nine months ended September 30, 2003 and 2002, depreciation expense amounted to $385,610 and $441,542, respectively.

Note 5 - Stockholders' Equity

     Common Stock:

     During the quarter ended September 30, 2003, the Company issued 50,000 shares of stock at $2.54 per share upon exercise of stock options by a former employee, under the 1993 stock option plan.

     Stock Options:

     As of September 30, 2003, the Company had 817,900 outstanding stock options to purchase the Company's stock at prices ranging from $2.31 to $2.86 per share to current and former employees, directors and former consultants, expiring in December 2004 through August 2010.

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

                         PART I - FINANCIAL INFORMATION
                       ARMANINO FOODS OF DISTINCTION, INC.
              Notes to Condensed Consolidated Financial Statements
                               September 30, 2003
                                   (Unaudited)

Note 5 - Stockholders' Equity (Continued)

     On May 21, 2003, the Company declared a cash dividend of $.05 per share payable to shareholders of record on June 27, 2003. The cash dividend, including fees, in the amount of $163,285 was paid on July 25, 2003.

     On September 25, 2003, the Company declared a cash dividend of $.05 per share payable to shareholders of record on October 7, 2003. The cash dividend including fees, in the amount of $165,971 was paid on October 24, 2003.

Note 6 - Intangible Assets

     As of September 30, 2003 the Company's intangible assets consisted of the following:

               Goodwill                    $  375,438
               Formulas & Trademarks           95,000

     On October 14, 2002 the Company purchased proprietary formulations, trademarks and related equipment of a product line consisting of natural "vegan" spreads sold under the Garlic Zing label for $100,000. The purchase price was allocated $94,000 for formulas, $1,000 for trademarks and $5,000 for equipment. At September 30, 2003, the company has $95,000 in formulas and trademarks classified as indefinite-life intangible assets.

     Goodwill represents the excess of the cost of purchasing Alborough, Inc. over the fair market value of the assets on May 20, 1996. At September 30, 2003, the company has $375,438 in goodwill classified as an indefinite-life intangible assets.

     During the year ended December 31, 2002, the Company completed its initial test of the Company's intangible assets for impairment in accordance with SFAS No. 142. The Company used the quoted market price of it stock to test its intangible assets for impairment and determined that the Company's intangible assets were not impaired.

     Prior to adopting SFAS No. 142 on January 1, 2002, the Company's goodwill was being amortized on a straight-line basis over the estimated useful life of fifteen years, in accordance with Accounting Principles Board Opinion No. 17, "Intangible Assets."

Note 7 - Subsequent Event

     On September 25, 2003, the Company declared a cash dividend of $.05 per share payable to shareholders of record on October 7, 2003. The cash dividend, including fees, in the amount of $165,971 was paid on October 24, 2003.

     In October of 2004, the Company issued 20,000 shares of stock at $2.54 per share upon exercise of stock options, by a former director, under the 1993 stock option plan.

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

Results of Operations

     Net sales for the quarter ended September 30, 2003 were $3,317,230 compared to $3,407,071 for the quarter ended September 30, 2002. For the nine months ended September 30, 2003 net sales were $9,882,356 compared to $10,158,947. The decrease in sales for the quarter can be attributed to the cancellation during the second quarter of 2003 of an in-store deli program by a co-pack customer which had begun during the third quarter of 2002. This program produced significant sales of the Company's meatballs in the second half of 2002. The program was cancelled during the second quarter of 2003. During the first six months of 2003, the Company had no significant sales of product to this customer. The decrease in sales for the nine months can be attributed to slight decreases in all of the Company's products. The overall decrease included the impact of a one-time sale in the second quarter of 2002 and the discontinued meatball program as discussed above.

     Although the Company continued to use promotional programs during the nine months of 2003, as planned, the Company used fewer promotional programs than in 2002. The reduction was primarily in the retail area of the Company's business. The Company believes that the heavy retail promotional spending in 2002 has resulted in increases in net retail sales, after excluding the discontinued meatball item discussed above, starting with the third quarter of 2003.

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

                          PART I - FINANCIAL INFORMATION
                        ARMANINO FOODS OF DISTINCTION, INC.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
(Continued)

     Cost of goods sold as a percentage of net sales decreased from 72.1% for the quarter ended September 30, 2002 to 67.3% for the quarter ended September 30, 2003. The decrease in this percentage was primarily due to a shift in the product mix favoring higher margin items in the third quarter of 2003. The mix was primarily impacted by the discontinuance of a meatball product by a co-pack customer in 2003. Cost of goods sold as a percentage of net sales increased from 70.2% for the nine months ended September 30, 2002 to 71.5% for the nine months ended September 30, 2003. The increase in this percentage was due to the write-off of old discontinued products and samples during the second quarter of 2003.

     Operating expenses as a percentage of net sales were 24.6% for the quarter ended September 30, 2003 compared to 27.9% for the quarter ended September 30, 2002. The decrease in this percentage is due to the cost cutting measures the Company implemented at the end of the second quarter of 2003. The cost cutting included a reduction in personnel and a reduction of various general, administrative and selling expenses. Operating expenses as a percentage of net sales were unchanged at 27.1% for the nine months ended September 30, 2003 and September 30, 2002. The overall dollar amount of operating expenses for the nine months ended September 30, 2003 was lower due to the cost reductions implemented during the second quarter of 2003.

     Net income from continuing operations for the quarter ended September 30, 2003 was $184,110 compared to net income of $7,212 for the quarter ended September 30, 2002. The increase in net income for the quarter was due to a combination of higher gross margins experienced and the reduction in costs implemented by the Company. Net income from continuing operations for the nine months ended September 30, 2003 was $113,103 compared to $189,708 for the nine months ended September 30, 2002. The decrease in net income from continuing operations for the nine months was the result of net losses sustained during the first six months of 2003.

     Net income for the quarter ended September 30, 2003 was $184,110 compared to a net loss of $861,517 for the quarter ended September 30, 2002. Net income for the nine months ended September 30, 2003 was $113,103 compared to net loss of $679,021 for the nine months ended September 30, 2002. The net loss sustained in the quarter and nine months of 2002 was the result of the Company's decision to write-off equipment associated with its discontinued entree product line.

Liquidity And Capital Resources

     At September 30, 2003, the Company had working capital of $4,441,504 a decrease of $48,486 from December 31, 2002. The decrease in working capital is primarily due to the cash dividends paid offset by net income for the nine months. Current assets included $3,481,087 in cash, cash equivalents and accounts receivable. Management believes that this level of working capital is adequate to meet anticipated needs for liquidity.

                          PART I - FINANCIAL INFORMATION
                        ARMANINO FOODS OF DISTINCTION, INC.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
(Continued)

     During the nine months ended September 30, 2003, cash provided by operating activities of the Company amounted to $1,432,029, primarily due to a decrease in accounts receivable of $641,210 and inventories of $449,645. At December 31, 2002, accounts receivable reflected the higher sales experienced in December as well as tax refunds. Inventories were higher at December 31, 2002, primarily due to an increased level of retail meat products on hand to accommodate projected demand.

     During the nine months ended September 30, 2003, cash used for investing activities of the Company amounted to $753,991. This was the result of capital expenditures made and certificates of deposit purchased partially offset by proceeds from the direct financing lease and proceeds from sale of equipment.

     During the nine months ended September 30, 2003, cash used by financing activities of the Company amounted to $363,903. This was the result of dividends declared in December of 2002, March 2003 and May 2003 and paid during the nine months ended September 30, 2003 partially offset by proceeds from exercise of stock options.

     Subsequent to September 30, 2003, the Company paid a dividend aggregating $165,971, including fees, that was declared in September of 2003.

     Subsequent to September 30, 2003, the Company ordered new equipment which will complement and improve existing production operations. The equipment is expected to be operational in the beginning of 2004. An initial deposit of $63,000 was made in October of 2003 with a balance of approximately $41,000 to be paid upon installation.

     The Company presently has no other commitments for material capital expenditures.

ITEM 3:  CONTROLS AND PROCEDURES

     As of September 30, 2003, under the supervision and with the participation of the Company's Chief Executive Officer and the Principal Financial Officer, management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2003. There were no changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.

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

         None

Item 6.  Exhibits and Reports on Form 8-K.

         Exhibits:

   31.1  Certification of Chief          Filed herewith electronically
         Executive Officer
         Pursuant to Section 302
         of the Sarbanes-Oxley Act
         of 2002

   31.2  Certification of Chief          Filed herewith electronically
         Financial Officer
         Pursuant to Section 302
         of the Sarbanes-Oxley Act
         of 2002

   32.1  Certification of Chief          Filed herewith electronically
         Executive Officer Pursuant
         to 18 U.S.C. Section 1350

   32.2  Certification of Chief          Filed herewith electronically
         Financial Officer Pursuant
         to 18 U.S.C. Section 1350

         Reports on Form 8-K:

         During the quarter ended September 30, 2003, the Company filed one report on Form 8-K dated July 25, 2003, reporting information under Items 7 and 9 of that form concerning the Company's earnings release for the second quarter.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized.

                                 ARMANINO FOODS OF DISTINCTION, INC.



                                 By:/s/ William J. Armanino
                                    William J. Armanino
Dated:  November 4, 2003            President
                                    Chief Executive Officer




                                 By:/s/ Edmond J. Pera
                                    Edmond J. Pera
                                    Secretary
                                    Treasurer
                                    Chief Operating Officer