Form 10KSB
period 2003-12-31
ARMANINO FOODS OF DISTINCTION INC /CO/
filed 2004-03-29
CIK 814339

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 FORM 10-KSB

     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

            For the Fiscal Year ended:  December 31, 2003

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

Check whether the Issuer(1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of March 25, 2004, 3,370,108 Shares of the Registrant's Common Stock were outstanding. The aggregate market value of voting stock of the Registrant held by non-affiliates was approximately $8,122,000.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part IIII of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.  $13,493,805.

Documents incorporated by reference: Items 9, 10, 11, 12 and 14 of Part III are incorporated by reference to the Registrant's Proxy Statement relating to the Annual Meeting of Shareholders to be held May 28, 2004.




                                   PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

THE COMPANY

     Armanino Foods of Distinction, Inc. (the "Company"), is a Colorado corporation incorporated in 1986. The Company is currently engaged in the production and marketing of upscale and innovative frozen and refrigerated food products, including pesto and other Italian-style sauces, stuffed and flat pasta products, focaccia, cooked meat and poultry products and garlic spread/dip products.

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

     In October 2002, the Company acquired the assets of East Bay Natural Foods which consisted of equipment, related proprietary formulations and processes and other intellectual property. The Company paid $100,000 for the acquired assets. The product line, sold under the name "Garlic Zing[R], is a natural "vegan" substitute for mayonnaise-based spreads. The Garlic Zing[R] line serves as a refrigerated product extension of the Company's pesto sauce line and is being marketed in supermarkets and other retail outlets under a newly designed label. The Company is manufacturing the product line in its Hayward plant.

     In April 1990, the Company effected a one for six reverse split of the shares of the Company's Common Stock outstanding; in April 1991, the Company effected a one for fifteen reverse split of the shares of the Company's Common Stock outstanding; in June 1998, the Company effected a one for 300 reverse split immediately followed by a 300 for one forward split of the shares of the Company's Common Stock outstanding; and in January 1999, the Company effected a one for five reverse split of the shares of the Company's Common Stock outstanding, and in June 2001, the Company effected a two for one forward split of the outstanding shares of Common Stock. All financial and share data in this Report gives retroactive effect to the reverse and forward splits.

     The Company is the owner of 100% of the issued and outstanding stock of AFDI, Inc., a California corporation and a wholly owned subsidiary of the Company, which currently conducts no business.

     The Company's corporate offices are presently located at 30588 San Antonio Street, Hayward, California 94544, and its telephone number is
(510)441-9300.

PRODUCTS

     The Company's line of frozen products presently includes pesto sauces, stuffed pastas and pasta sheets as well as value-added specialty Italian pastas, focaccia, cooked meat and poultry product. These products are marketed through a network of food brokers and sold to retail and foodservice distributors, club type stores and industrial accounts. Several of these products are sold under two (2) separate labels, namely the Italian Holiday[R] label, which services government type institutional customers, as well as to foodservice customers, and the Bay City[R] brand label, which serves retail meat and deli customers, as well as foodservice customers in the western region of the U.S. The Company's line of refrigerated products include the Garlic Zing[R] product line which is sold only under the Garlic Zing[R] label to retail customers in the Western region of the U.S. only at this time. The products and the labels they bear are identified as such in each product's category described below.

     The Company presently markets a line of pesto sauces which are available in six varieties: Basil, Classic Ligurian Basil, Cilantro, Dried Tomato-Garlic, Roasted Red Bell Pepper, Artichoke, and Chipotle, as well as a white sauce and a mushroom sauce, all of which are packaged under the Armanino label. The Basil pesto sauce is available to the Company's retail, foodservice and industrial customers, and the Dried Tomato Garlic, Roasted Red Bell Pepper, Cilantro, Classic Ligurian Basil, Artichoke and Chipotle pesto sauces and the white and mushroom sauces are available to foodservice customers and industrial customers only.

     The Company markets several lines of frozen pastas, namely stuffed pastas and pasta sheets, cooked and uncooked.

     The Company's line of frozen stuffed pastas, both cooked and uncooked, includes meat, chicken, lobster shrimp, butternut squash and cheese ravioli and jumbo cheese ravioli; cheese raviolini; meat filled/plain dough and cheese filled/tri-color, green or white dough tortellini; and tri-color and white dough capelletti, manicotti and stuffed shells. The meat, chicken and cheese ravioli and tri-color and cheese tortellini are available to the Company's retail and foodservice customers. The afore-mentioned stuffed pasta products, as well as potato gnocchi and pasta sheets, are available to the Company's foodservice customers only. All of these products are sold under the Armanino brand label. Additionally, the Company developed a value added formulated version of its meat ravioli. This value-added product is sold to government type institutional customers and foodservice customers under the Italian Holiday[R] label.

     The Company's frozen cooked meat and poultry product line presently consists of cooked meatballs, beef, pork and veal patties, chicken nuggets, chicken strips, chicken patties, and uncooked beef liver and beef fritter for chicken fry. The meatball line consists of three varieties namely beef, turkey-beef and Italian-style (beef) meatballs. The beef meatballs are available to retail and foodservice customers under the Armanino label. The turkey-beef meatballs are available to the Company's retail customers only and the Italian-style meatballs are available to the Company's foodservice customers only, both under the Armanino label. The chicken strips and chicken nuggets are available to retail customers in California only. All other cooked and uncooked meat and poultry products are available to foodservice customers only in the Western region of the U.S. under the Armanino label.

     The Company's new line of Garlic Zing[R] refrigerated products, which may be used as a sandwich spread, dip or topping, includes five (5) flavors, namely Original, Tomato Basil, Roasted Red Bell Pepper, Jalapeno and Dill. These products are available to the Company's retail customers in the Western region of the U.S. under the Garlic Zing[R] label.

     The Company developed a value-added formulated version of several meat and poultry products. These value-added products are sold to retail meat and deli customers as well as to the Company's foodservice customers in the western region of the U.S. under the Bay City[R] label.

     The Company presently markets a plain frozen focaccia. The focaccia is available in 1/4 sheets (1/4 sheet is approximately eight inches by twelve inches), precooked frozen and sold to foodservice customers.

NEW PRODUCTS

     During the second quarter of 2004, the Company plans to introduce new value-added formulated versions of its cheese ravioli, meat ravioli, cheese tortellini and turkey-beef meatballs. These products will be sold under the Italian Holiday label and available to its retail customers in California only.

     The Company will continue to research the addition of sauces, sandwich spreads/dressings and stuffed pasta products to enhance the foodservice line of products in the future.

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

     In 1997, the Company expanded its manufacturing operations to include multi-purpose manufacturing and assembly equipment for entree line items, lasagna, cannelloni and manicotti; pasta sheets and specialty pastas such as tortellini and tortelloni. To complement this line further, kettles were also purchased to manufacture cooked sauces for this line as well as a refrigeration system for quick cooling of product. New packaging equipment was also acquired.

     In 1998, the Company streamlined the pasta product line (such as tortellini and raviolini) by moving the production of these products from the entree line to the ravioli line. The move increased manufacturing capacity and efficiency of both lines.

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

     In the first quarter of 2000, the Company determined that it would be more feasible to discontinue the in-house production of the specialty type pasta line of products and concentrate its efforts on the manufacture of its ravioli and tortellini line of products due to the increased demands for these products by its customers. The Company continues to market the specialty pasta products, however, they are manufactured for the Company by an outside source under a co-pack arrangement.

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

DISTRIBUTION AND MARKETING

     The Company's products are marketed through a network of food brokers and sold to retail, foodservice, club-type stores, and industrial accounts.
During the third quarter of 1998, the Company appointed DOT Foods to distribute the Company's line of products to new and existing customers on a non-exclusive national basis. DOT Foods is a master distributor servicing both regional and national distributors. Approximately 39% of the Company's sales were handled by DOT Foods during each of the years 2003 and 2002.

     For the year 2003, two (2) independent brokers, namely, Herspring, Inc. and Enhance Marketing, accounted for 17% and 10%, respectively, of the sales of the Company.

     For the year 2002, two (2) independent brokers, namely, Herspring, Inc. and Enhance Marketing, accounted for 15% and 11%, respectively, of the sales of the Company.

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

RAW MATERIALS

     The Company primarily uses basil, vegetables, canola oil, eggs, dairy products, cooked and uncooked meat and poultry, dried tomatoes, bread crumbs, flour, garlic, tomato puree and sauce (concentrated), herbs and spices in the production of its products. There are ample supplies of these raw materials and the Company anticipates no raw material supply shortages in the foreseeable future.

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

EMPLOYEES

     As of March 15, 2004, the Company employed 38 persons on a full-time basis and one on a part-time basis. The Company also presently uses two to five persons on a full-time basis, as needed, from a temporary employment service.

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

     In August 1998, the Company received a trademark registration for the mark Pasta Regina from the U.S. Patent & Trademark Office. The Company previously used this mark on certain of its flat and filled pastas, including ravioli and tortellini sold to foodservice, industrial and retail accounts. The Company abandoned the Pasta Regina trademark in November 2003.

     In January 2003, the Company received a trademark registration to use the mark "Bay City[R]" from the U.S. Patent and Trademark office. This trademark is currently being used by the Company on certain of its frozen value-added cooked meat and poultry products only.

     As a result of the acquisition of the Garlic Zing[R] product line from East Bay Natural Foods, the Company now holds the rights to this trademark with the U.S. Patent and Trademark office. In October 2003, the Company received two (2) trademark registrations to use the marks "Garlic Zing" [R] and "May Shmayo" [R] from the U.S. Patent and Trademark Office. This trademark is currently used by the Company on its refrigerated line of sandwich spread/dip/topping "vegan" products only.

GOVERNMENT REGULATION

     The Company's current manufacturing operations are regulated by the United States Department of Agriculture ("USDA") as well as state and local authorities. The Company is subject to various regulations with respect to cleanliness, maintenance of food production equipment, food handling and storage, and is subject to on-site inspections. The Company, as a manufacturer and distributor of food items, is also subject to regulation by government agencies, including, specifically, the USDA. Under various statues and regulations, the regulatory agencies prescribe requirements and establish standards for quality, purity and labeling. The finding of a failure to comply with one or more regulatory requirements can result in a variety of sanctions, including the stopping of production, monetary fines and/or the compulsory recall of products. However, the Company believes that in the event any such violations were found to exist, the Company could seek compensation from the manufacturer of the cited product on products not manufactured by the Company since the manufacturer is responsible for processing, manufacturing, packaging and labeling such products.
Nevertheless, there can be no assurance that the Company would be successful in recovering such compensation.

ITEM 2.  DESCRIPTION OF PROPERTY.

     The Company leases approximately 24,375 square feet of office, production and warehouse space located at 30588 San Antonio Street, Hayward, California, 94544. The base rent was $9,200 per month through August 9, 2003. On August 10, 2003, the monthly base rent was increased to $16,209. The monthly rent will increase on August 10, 2004 and every subsequent year of the extended lease term based on the increase in the Consumer Price Index on that date.
The minimum increase will be 3.5% and the maximum will be 7% for years two, three and five. The minimum rent for year four will be based on the increase in the Consumer Price Index from year three or $.85 per square foot whichever is greater. In January 2003, the Company exercised an option to extend the lease term for five years. The lease expires on August 9, 2008, with an option to extend the term for an additional five year period. In addition to the base rent the Company is required to pay all utilities, expenses, maintain insurance on the property and pay any increases in real estate taxes on the property.

     In January 2002, the Company leased approximately 7,408 square feet of additional office and warehouse space located at 30641 San Antonio Street, Hayward, California 94544. The base rent is $5,659 per month plus an additional $1,249 per month for C.A.M. and HVAC expenses through December 31, 2004. The monthly rental increased effective January 1, 2004 and will increase each January 1st thereafter until the end of the lease term based on the Consumer Price Index on that date with a minimum of 3% cumulative annual increase and a maximum of a 6% cumulative annual increase. The lease expires on December 31, 2008, with an option to extend the term for one five year period. In addition to the base rent, CAM and HVAC expenses, the Company is required to pay utilities respective to the Company's space, maintain insurance on the space and Company's personal property within the space and pay its pro-rata portion of any increase in real estate taxes on the property.

ITEM 3.  LEGAL PROCEEDINGS.

     The Company is not a party to any material legal proceeding.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the Company's shareholders during the fourth quarter of the year ended December 31, 2003.

                                   PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     PRINCIPAL MARKET OR MARKETS. The Company's Common Stock is traded in the over-the-counter market and, since April 27, 1990, has been traded on the Nasdaq Small-Cap Market under the symbol "ARMF".

     The following table sets forth the high and low sales prices of the Common Stock for the periods indicated, as reported by The Nasdaq Stock Market.

     QUARTER ENDED                               HIGH         LOW
     ------------------                         -------     -------

     March 31, 2002                             $4.95       $2.85
     June 30, 2002                              $4.12       $2.89
     September 30, 2002                         $3.25       $2.45
     December 31, 2002                          $2.86       $2.10

     March 31, 2003                             $3.00       $2.26
     June 30, 2003                              $3.19       $2.16
     September 30, 2003                         $3.15       $2.50
     December 31, 2003                          $3.99       $2.72

     APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK. The number of holders of record of the Company's no par value common stock at March 24, 2004, was 422.

     DIVIDENDS. Holders of common stock are entitled to receive such dividends as may be declared by the Company's Board of Directors.

     On March 7, 2002, the Board of Directors approved a $.05 per share dividend on outstanding shares of the Company's Common Stock which was paid on April 26, 2002, to shareholders of record on March 26, 2002.

     On May 22, 2002, the Board of Directors approved a regular dividend of $0.05 per share on outstanding shares of its common stock which was paid on July 26, 2002 to shareholders of record on June 28, 2002.

     On September 12, 2002, the Board of Directors approved a regular dividend of $0.05 per share on outstanding shares of its common stock which was paid on October 31, 2002 to shareholders of record on October 15, 2002.

     On December 12, 2002, the Board of Directors approved a regular dividend of $0.05 per share on outstanding shares of its common stock which was paid on January 21, 2003, to shareholders of record on December 26, 2002.

     On March 14, 2003, the Board of Directors approved a regular dividend of $0.05 per share on outstanding shares of its common stock which was paid on April 25, 2003 to shareholders of record on March 26, 2003.

     On May 21, 2003, the Board of Directors approved a regular dividend of $0.05 per share on outstanding shares of the Company's common stock which was paid on July 25, 2003 to shareholders of record on June 27, 2003.

     On September 25, 2003, the Board of Directors approved a regular dividend of $0.05 per share on outstanding shares of the Company's common stock which was paid on October 24, 2003 to shareholders of record on October 7, 2003.

     On December 11, 2003, the Board of Directors approved a regular dividend of $0.05 per share and a special dividend of $0.05 per share on outstanding shares of the Company both of which were paid on January 23, 2004, to shareholders of record on January 5, 2004.

     On March 26, 2004, the Board of Directors approved a regular dividend of $0.05 per share on outstanding shares of its common stock which dividend is to be paid on April 30, 2004 to shareholders of record on April 12, 2004.

     PRIVATE SALES OF SECURITIES. During the quarter ended December 31, 2003, the Company did not sell any securities which were not registered under the Securities Act of 1933, as amended.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

RESULTS OF OPERATIONS

     Net sales for the year ended December 31, 2003 were $13,493,805 compared to $13,930,916 for the year ended December 31, 2002. The decrease in sales in 2003 was the result of several factors. During 2003, an in-store deli program which had produced significant meatball sales in 2002 was cancelled by a co-pack customer. Additionally, a one time sale in 2002 and a discontinuance of a pesto product used as a sandwich spread by a chain impacted pesto sales for 2003. The decreases in meat product sales, discussed above, were mostly offset by increases of meat product sales to other customers. Decreases in pesto sales were only partially offset by another chain that added the Company's pesto products to its menu.

     Although the Company continued to use promotional programs during the year as planned, the Company used fewer promotional programs than in 2002.
The reduction was primarily in the retail area of the Company's business. The Company believes that the heavy retail promotional spending in 2002 resulted in increases in net retail sales in 2003, after excluding the discontinued meatball item discussed above.

     The Company continues to focus its efforts on increasing its customer base through various sales programs and development of new products. Promotional and marketing programs are used with various distributors and retail outlets to support existing sales and develop recognition of the Company's products. Samples are used to introduce potential customers to the Company's line of products. The research and development department assists the sales effort by developing new and innovative uses for the Company's products as well as by formulating products that meet specific needs of customers.

     Cost of goods sold as a percentage of net sales increased from 69.4% for the year ended December 31, 2002, to 71.2% for the year ended December 31, 2003. Gross profit as a percentage of net sales decreased from 30.6% for the year ended December 31, 2002 to 28.8% for the year ended December 31, 2003. The increase in the cost of goods sold percentage and a decrease in the gross profit percentage was primarily due to a shift in the product mix favoring the lower margin meatball and breaded chicken products.

     Operating expenses as a percentage of net sales were 26.6% for the year ended December 31, 2003 as compared to 27.6% for the year ended December 31, 2002. The decrease in this percentage as well as the overall dollar amount is due to cost cutting measures the Company implemented during 2003. These measures included reductions in personnel as well as reductions in various general, administrative and selling expenses.

     Income before discontinued operations was $268,846 for the year ended December 31, 2003, compared to $405,463 for the year ended December 31, 2002. The decrease in income before discontinued operations was due to lower sales and the reduced gross profit margin for the year ended December 31, 2003.

     Net income for the year ended December 31, 2003 was $268,846 compared to a net loss of $(391,229) for the year ended December 31, 2002. The net loss for the year ended December 31, 2002 is attributed to the Company's decision to dispose of equipment associated with its discontinued entree product line. These assets were sold in December 2002, and the Company recorded a loss on disposal of $1,325,448, net of a tax benefit of $528,756. See Note 14 to the financial statements.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2003, the Company had working capital of $4,391,193, a decrease of $98,797 from December 31, 2002. The decrease in working capital is due to dividends paid during the year partially offset by income from operations and cash received from the exercise of stock options. Current assets included $4,154,276 in cash and cash equivalents, certificates of deposit and accounts receivable. Management believes that this level of working capital is adequate to meet anticipated needs for liquidity for at least the next twelve months.

     During the year ended December 31, 2003, cash provided by operating activities of the Company amounted to $2,031,118. This was primarily due to net income from operations, non-cash depreciation of $513,135, a $407,070 decrease in accounts receivable and a $803,014 decrease in inventory balances at December 31, 2003.

     During the year ended December 31, 2003, cash used for investing activities of the Company amounted to $1,244,441. This was primarily the result of investing in certificates of deposit instead of short-term Treasury Bills in order to obtain a better return on investment.

     During the year ended December 31, 2003, cash used by financing activities of the Company amounted to $466,435. The net amount consisted of $656,747 in dividends paid during the year offset by $190,312 in proceeds received from stock options that were exercised during the year.

     The Company presently has no material commitments for capital expenditures.

OFF-BALANCE SHEET ARRANGEMENTS

     The Company has no off-balance sheet arrangements.

ITEM 7.  FINANCIAL STATEMENTS.

     The financial statements are set forth on pages F-1 through F-20 hereto.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

ITEM 8A.  CONTROLS AND PROCEDURES.
     As of December 31, 2003, under the supervision and with the participation of the Company's Chief Executive Officer and the Chief Operating Officer (who is the principal financial officer of the Company), management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Operating Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2003. There have been no changes in internal control over financial reporting that occurred during the fourth quarter of the fiscal year covered by this report that have materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.

                                 PART III

ITEMS 9, 10, 11, 12 AND 14. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT; EXECUTIVE COMPENSATION; SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS; CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS; AND PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     The information required by these Items is incorporated herein by reference to the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held May 28, 2004.

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

10.3       Employment Agreement         Incorporated by reference to
           effective January 1,         Exhibit 10.9 to the Registrant's
           2000 with William J.         Form 10-KSB for the year ended
           Armanino, as amended         December 31, 2000

10.4       Equipment Purchase           Incorporated by reference to
           Agreement with Pan Ready     Exhibit 10.6 to the Registrant's
           Foods, Inc., as amended      Form 10-KSB for the year ended
                                        December 31, 2001

10.5       Manufacturing and            Incorporated by reference to
           Packaging Agreement with     Exhibit 10.7 to the Registrant's
           Swiss American Sausage       Form 10-KSB for the year ended
           Co.                          December 31, 2001

10.6       License Agreement with       Incorporated by reference to
           Swiss American Sausage       Exhibit 10.8 to the Registrant's
           Co., as amended              Form 10-KSB for the year ended
                                        December 31, 2001

10.7       Lease Agreement for          Incorporated by reference to
           30641 San Antonio Street,    Exhibit 10.9 to the Registrant's
           Hayward, California          Form 10-KSB for the year ended
                                        December 31, 2001

10.8       Financial Advisor Services   Incorporated by reference to
           Agreement with First         Exhibit 10.10 to the Registrant's
           London Securities            Form 10-KSB for the year ended
           Corporation dated            December 31, 2001
           January 2, 2002

10.9       Financial Advisor Services   Incorporated by reference to
           Agreement with First         Exhibit 10.10 to the Registrant's
           London Securities            Form 10-KSB for the year ended
           Corporation dated July 31,   December 31, 2002
           2002

10.10      Employment Agreement dated   Incorporated by reference to
           June 1, 2002 with William    Exhibit 10.11 to the Registrant's
           J. Armanino                  Form 10-KSB for the year ended
                                        December 31, 2002

10.11      Employment Agreement dated   Incorporated by reference to
           June 1, 2002 with Edmond     Exhibit 10.12 to the Registrant's
           J. Pera                      Form 10-KSB for the year ended
                                        December 31, 2002

10.12      First Amendment to Employ-   Incorporated by reference to
           ment Agreement effective     Exhibit 10.13 to the Registrant's
           May 1, 2003 with             Form 10-KSB for the year ended
           Edmond J. Pera               December 31, 2002

10.13      2002 Stock Option Plan       Incorporated by reference to
                                        Exhibit A to the Registrant's
                                        Definitive Proxy Statement for
                                        the Annual Meeting of Share-
                                        holders held on May 23, 2002

21         Subsidiaries of the          Incorporated by reference to
           Registrant                   Exhibit 21 to the Registrant's
                                        Form 10-K for the year ended
                                        December 31, 1998

23         Consent of Pritchett,        Filed herewith electronically
           Siler & Hardy, P.C.


31.1       Certification of Chief       Filed herewith electronically
           Executive Officer
           Pursuant to Section 302
           of the Sarbanes-Oxley
           Act of 2002

31.2       Certification of Principal   Filed herewith electronically
           Financial Officer
           Pursuant to Section 302
           of the Sarbanes-Oxley
           Act of 2002



32.1       Certification of Chief       Filed herewith electronically
           Executive Officer
           Pursuant to Section 18
           U.S.C. Section 1350

32.2       Certification of Principal   Filed herewith electronically
           Financial Officer
           Pursuant to Section 18
           U.S.C. Section 1350

     (b) REPORTS ON FORM 8-K. During the last quarter of the period covered by this Report, the Company filed one Report on Form 8-K dated October 21, 2003, reporting information under Items 7 and 12 of that form.

               ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY
                       CONSOLIDATED FINANCIAL STATEMENTS

                                   CONTENTS

                                                                       PAGE


     Independent Auditors' Report ...............................     F - 1

     Consolidated Balance Sheet, December 31, 2003 ..............     F - 2

     Consolidated Statements of Operations,
     for the years ended December 31, 2003 and 2002 .............     F - 4

     Consolidated Statement of Stockholders'  Equity,
     for the years ended December 31, 2003 and 2002 .............     F - 6

     Consolidated Statements of Cash Flows, for
     the years ended December 31, 2003 and 2002 .................     F - 7

     Notes to Consolidated Financial Statements .................     F - 9

                        INDEPENDENT AUDITORS' REPORT


Board of Directors
ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY
Hayward, California


We have audited the accompanying consolidated balance sheet of Armanino Foods of Distinction, Inc. and Subsidiary as of December 31, 2003, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements audited by us present fairly, in all material respects, the financial position of Armanino Foods of Distinction, Inc. and Subsidiary as of December 31, 2003 and the results of their operations and their cash flows for the years ended December 31, 2003 and 2002, in conformity with generally accepted accounting principles in the United States of America.




/s/ Pritchett, Siler & Hardy, P.C.


January 30, 2004, except for Note 15
  as to which the date is March 26, 2004
Salt Lake City, Utah

               ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS


ASSETS
                                                            December 31,
                                                               2003
                                                            ------------
CURRENT ASSETS:
  Cash and cash equivalents                                 $ 1,414,244
  Certificates of deposit                                     1,062,942
  Accounts receivable, net                                    1,677,090
  Inventory                                                   1,085,071
  Prepaid expenses                                              216,685
  Current portion of direct financing lease receivable           68,485
  Current deferred tax asset                                    104,205
                                                            -----------
     Total Current Assets                                     5,628,722
                                                            -----------

PROPERTY AND EQUIPMENT, net                                   1,884,925
                                                            -----------


DIRECT FINANCING LEASE RECEIVABLE, net                          439,836
                                                            -----------

OTHER ASSETS:
  Deposits                                                       32,000
  Goodwill                                                      375,438
  Indefinite life intangible assets                              95,000
  Deferred tax asset                                              9,220
                                                            -----------
     Total Other Assets                                         511,658
                                                            -----------
                                                            $ 8,465,141
                                                            -----------





















The accompanying notes are an integral part of this financial statement.

               ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY

                                                            December 31,
                                                                2003
                                                            -----------

CURRENT LIABILITIES:
  Accounts payable                                          $   635,838
  Accrued payroll and related taxes                             187,477
  Dividends payable                                             333,490
  Income taxes payable                                           80,724
                                                            -----------
     Total Current Liabilities                                1,237,529

DEFERRED INCOME ON DIRECT FINANCING LEASE                        56,459
                                                            -----------
     Total Liabilities                                        1,293,988
                                                            -----------

STOCKHOLDERS' EQUITY:
  Preferred stock; no par value, 10,000,000 shares
   authorized, no shares issued and outstanding                    -
  Common stock; no par value, 40,000,000 shares
   authorized, 3,325,108 shares issued and
   outstanding at December 31, 2003                           8,177,834
  Additional paid-in-capital                                     37,911
  Accumulated Deficit                                        (1,037,225)
                                                            -----------
                                                              7,178,520
  Less: Deferred compensation expense
        in accordance with APB 25                                (7,367)
                                                            -----------

     Total Stockholders' Equity                               7,171,153
                                                            -----------
                                                            $ 8,465,141
                                                            -----------














The accompanying notes are an integral part of this financial statement.

                ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       For the Years Ended
                                                          December 31,
                                                   -------------------------
                                                      2003          2002
                                                   -----------   -----------

SALES, net of returns, discounts, promotions
 and slotting                                      $13,493,805   $13,930,916

COST OF GOODS SOLD                                   9,608,090     9,663,372
                                                   -----------   -----------
GROSS PROFIT                                         3,885,715     4,267,544
                                                   -----------   -----------

OPERATING EXPENSES:
  General, administrative and selling expenses       1,436,161     1,585,183
  Salaries, wages and related payroll taxes          1,596,057     1,697,054
  Commissions                                          551,246       561,737
                                                   -----------   -----------
     Total Operating Expenses                        3,583,464     3,843,974
                                                   -----------   -----------

INCOME FROM OPERATIONS                                 302,251       423,570
                                                   -----------   -----------

OTHER INCOME (EXPENSE)
  Interest expense                                        -             (988)
  Interest and other income                             51,085        47,703
  Loss on sale of fixed assets                          (3,942)         -
                                                   -----------   -----------
     Total Other Income                                 47,143        46,715
                                                   -----------   -----------

INCOME FROM CONTINUING OPERATIONS
 BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS       349,394       470,285

CURRENT TAX EXPENSE (BENEFIT)                          110,724       (38,500)

DEFERRED TAX EXPENSE (BENEFIT)                         (30,176)      103,322
                                                   -----------   -----------
INCOME BEFORE DISCONTINUED OPERATIONS                  268,846       405,463
                                                   -----------   -----------
DISCONTINUED OPERATIONS:
  Loss on disposal of discontinued entree line            -       (1,325,448)
  Tax benefit                                             -          528,756
                                                   -----------   -----------
     Total Loss from Discontinued Operations              -         (796,692)
                                                   -----------   -----------
NET INCOME (LOSS)                                  $   268,846   $  (391,229)
                                                   -----------   -----------


                                 [Continued]

                ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Continued)

                                                       For the Years Ended
                                                          December 31,
                                                   -------------------------
                                                      2003          2002
                                                   -----------   -----------

EARNINGS (LOSS) PER COMMON AND EQUIVALENT SHARES:

  BASIC EARNINGS (LOSS) PER SHARE:
   Income from continuing operations               $       .08   $       .13
   Loss on disposal of entree line                        -             (.25)
                                                   -----------   -----------
  BASIC EARNINGS (LOSS) PER SHARE                          .08   $      (.12)
                                                   -----------   -----------
  WEIGHTED AVERAGE COMMON SHARES OUTSTANDING         3,272,670     3,233,698
                                                   -----------   -----------

  DILUTED EARNINGS (LOSS) PER SHARE:
   Income from continuing operations               $       .08   $       .12
   Loss on disposal of entree line                        -             (.23)
                                                   -----------   -----------
  DILUTED EARNINGS (LOSS) PER SHARE                $       .08   $      (.11)
                                                   -----------   -----------
  WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
    - ASSUMING DILUTION                              3,421,491     3,404,528
                                                   -----------   -----------
























The accompanying notes are an integral part of these financial statements.

              ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                            Common Stock         Additional    Retained
                                        -----------------------   Paid-in      Earnings
                                          Shares      Amount      Capital     (Deficit)
                                        ---------   -----------  ----------  -----------

BALANCE, December 31, 2001              3,166,208   $ 7,776,385   $ 22,311   $   566,437

Shares of common stock issued for
options exercised at $2.31 to $2.69
per share, February to May, 2002           81,900       205,137       -             -

Shares of common stock issued for
services valued at $3.00 per share
June 2002                                   2,000         6,000       -             -

Compensation expense in accordance
with APB 25 for the issuance of 60,000
options to purchase common stock at
below market value, August 2002              -             -        15,600          -

Dividends on common shares                   -             -          -         (654,676)

Net loss for the year ended
December 31, 2002                            -             -          -         (391,229)
                                        ---------   -----------   --------   -----------
BALANCE, December 31, 2002              3,250,108   $ 7,987,522   $ 37,911   $  (479,468)

Shares of common stock issued for
options exercised at $2.5375 per
share, August through December, 2003       75,000       190,312       -             -

Dividends on common shares                   -             -          -         (826,603)

Net income for the year ended
December 31, 2003                            -             -          -          268,846
                                        ---------   -----------   --------   -----------

BALANCE, December 31, 2003              3,325,108   $ 8,177,834   $ 37,911   $(1,037,225)
                                        ---------   -----------   --------   -----------









The accompanying notes are an integral part of this financial statement.

               ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents

                                                       For the Years Ended
                                                          December 31,
                                                   -------------------------
                                                      2003          2002
                                                   -----------   -----------

Cash Flows from  Operating Activities:
  Net income (loss)                                $   268,846   $  (391,229)
                                                   -----------   -----------
  Adjustments to reconcile net income
   to net cash used by operations:
    Depreciation and amortization                      513,135       534,055
    Earned revenue from direct financing lease          (6,699)      (10,530)
    Non-cash expenses                                    5,200         9,033
    Change in deferred tax asset / liability           (30,176)     (358,249)
    Loss on sale of fixed assets                         3,942          -
    Loss from disposal of discontinued operations         -        1,325,448
    Changes in assets and liabilities:
      (Increase) decrease in accounts receivable       407,070      (339,559)
      (Increase) decrease in inventory                 803,014      (414,555)
      (Increase) decrease in prepaid expenses           93,013       (60,430)
      Decrease in accounts payable, accrued
       expenses and income taxes payable               (26,227)     (504,065)
                                                   -----------   -----------
          Total Adjustments                          1,762,272       181,148
                                                   -----------   -----------

          Net Cash Provided (Used) by Operating
           Activities                                2,031,118      (210,081)
                                                   -----------   -----------
Cash Flows from Investing Activities:
  Purchases of property and equipment                 (249,971)     (312,048)
  Purchase of Intangible assets                           -          (95,000)
  Proceeds from sale of property and equipment          10,251        24,550
  Purchase of certificates of deposit and US
    treasury bills, net                             (1,062,942)         -
  Investment in direct financing lease                    -             -
  Payments received on direct financing lease           58,221        73,973
                                                   -----------   -----------
          Net Cash Used by Investing Activities     (1,244,441)     (308,525)
                                                   -----------   -----------
Cash Flows from Financing Activities:
  Payments on capital lease obligations                   -          (42,447)
  Proceeds from common stock Issuances                 190,312       205,137
  Dividends paid                                      (656,747)   (1,046,223)
                                                   -----------   -----------
          Net Cash Used by Financing Activities       (466,435)     (883,533)
                                                   -----------   -----------
Net Increase (Decrease) in Cash and Cash
  Equivalents                                          320,242    (1,402,139)

Cash and Cash Equivalents at Beginning of Period     1,094,002     2,496,141
                                                   -----------   -----------
Cash and Cash Equivalents at End of Period         $ 1,414,244   $ 1,094,002
                                                   -----------   -----------
                                  [Continued]

               ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                                  (Continued)

                                                       For the Years Ended
                                                          December 31,
                                                   -------------------------
                                                      2003          2002
                                                   -----------   -----------

Supplemental Disclosures of Cash Flow
  Information:
    Cash paid during the period for:
     Interest                                      $       -     $       988
     Income taxes                                  $       -     $   204,099


Supplemental Disclosures of Non-Cash Investing and Financing Activities:

     For the year ended December 31, 2003:

        During 2003, the Company recorded $5,200 in compensation expense related to 60,000 options issued to a director during 2002. At December 31, 2003, the Company had $7,367 of deferred compensation remaining recorded as a reduction of stockholders equity.

     For the year ended December 31, 2002:

        The Company issued a total of 2,000 shares of restricted common stock in exchange for services rendered and valued at $6,000.

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

               ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Business and Basis of Presentation - The consolidated financial statements include the accounts of Armanino Foods of Distinction, Inc. [Parent], which is engaged in the production and marketing of upscale and innovative food products, including primarily frozen pesto sauces, frozen pasta products, cooked and frozen meat and poultry products, garlic spreads and it's wholly-owned dormant subsidiary AFDI, Inc. [Subsidiary] incorporated in May 1995.

     Consolidation - All significant intercompany transactions between Parent and Subsidiary have been eliminated in consolidation.

     Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents [See Note 3]. The Company had $101,803 in excess of federally insured amounts in its bank accounts at December 31, 2003.

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

     Accounts Receivable - Accounts receivable consist of trade receivables arising in the normal course of business. At December 31, 2003, the Company has established an allowance for doubtful accounts of $30,231 which reflects the Company's best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. Amounts written off for the years presented are insignificant for disclosure.

     Inventory - Inventory is carried at the lower of cost or market, as determined on the first-in, first-out method.

     Property and Equipment - Property and equipment are stated at cost. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized, upon being placed in service. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is computed for financial statement purposes on a straight-line basis over the estimated useful lives of the assets which range from two to twenty years (See Note 5). For federal income tax purposes, depreciation is computed under the modified accelerated cost recovery system.

     Intangible Assets - Intangible assets consist of Goodwill, and indefinite life intangible assets which include proprietary formulas and trademarks. During the year ended December 31, 2002 the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" and accordingly has stopped recording amortization. The Company has no definite-life intangible assets.

             ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

     Revenue Recognition and Sales Incentives - The Company's accounts for revenue recognition in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101), SFAS 48, "Revenue Recognition When Right of Returns Exists" and EITF No. 00-14, 00-25, 01-09 "Accounting for Consideration Given by a Vendor to a Customer." The Company recognizes revenue when rights and risk of ownership have passed to the customer, when there is persuasive evidence of an arrangement, product has been shipped or delivered to the customer, the price and terms are finalized, and collections of resulting receivable is reasonably assured. Products are primarily shipped FOB shipping point at which time title passes to the customer. In some instances the Company uses common carriers for the delivery of products. In these arrangements, sales are recognized upon delivery to the customer. The Company's revenue arrangements with its customers often include early payment discounts and such sales incentives as trade allowances, promotions and co-operative advertising. These sales incentives are recorded at the later of when revenue is recognized or when the incentives are offered. Sales incentives that do not provide an identifiable benefit or provide a benefit where the Company could not have entered into an exchange transaction with a party other than the customer are netted against revenues. Incentives providing an identifiable benefit, where the Company could have entered into the same transaction with a party other than the customer, are classified under "General, administrative and selling expenses" in the Operating Expenses section of the Consolidated Statements of Operations.

     Net sales comprised of the following for the years ended December 31, 2003 and 2002:
                                                      2003          2002
                                                   -----------   -----------

     Gross sales                                   $15,468,796   $15,972,600
     Less Discounts                                   (247,446)     (266,618)
          Slotting                                    (183,722)     (236,047)
          Promotional                               (1,543,823)   (1,539,019)
                                                   -----------   -----------
     Net Sales                                     $13,493,805   $13,930,916
                                                   -----------   -----------

     Advertising Cost - Cost incurred in connection with advertising of the Company's products are expensed as incurred. Such costs amounted to $23,791 and $24,142 for 2003 and 2002, respectively.

     Research and Development Cost - The Company expenses the cost of developing new products as incurred as research and product development costs. Included in general and administrative expense at December 31, 2003 and 2002 are $13,202 and $12,203, respectively, of research and development costs associated with the development of new products.

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

     Fair Value of Financial Instruments - The fair value of cash equivalents and accounts receivable are determined by reference to market data and by other valuation techniques as appropriate. Unless otherwise disclosed, the fair value of financial instruments approximates their recorded values.

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

    Recently Enacted Accounting Standards - Statement of Financial Accounting Standards SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", and SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", were recently issued. SFAS No, 149, and 150 have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

     During 2002, the Company issued a total of 60,000 options to a director to purchase common stock at $2.54 per share, which was below the current market value of the Company common stock of $2.80. The options vest equally over 36 months. In accordance with APB 25, the Company has recorded additional paid in capital of $15,600, compensation expense of $5,200 and $3,033 for 2003 and 2002, respectively and deferred compensation of $7,367 as a reduction of stockholders equity as of December 31, 2003.

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

                                                      2003          2002
                                                   -----------   -----------
Net Income (Loss) As reported                      $   268,846   $  (391,229)

Add: Stock-based employee compensation
     expense included in reported net income             5,200         3,033

Deduct: Total stock-based employee compensation
        expense determined under fair value based
        method                                         (50,123)      (85,299)
                                                   -----------   -----------
Net Income (Loss) Proforma                         $   223,923   $  (473,495)
                                                   -----------   -----------
Basic earnings (loss) per share    As reported     $       .08   $      (.12)
                                   Proforma        $       .07   $      (.15)
Diluted earnings (loss) per share  As reported     $       .08   $      (.11)
                                   Proforma        $       .07   $      (.14)

NOTE 2 - RELATED PARTY TRANSACTIONS

     During the years ended December 31, 2003 and 2002, the Company paid accounting fees of $16,795 and $11,478, respectively to a company controlled by a director/shareholder.

     During the years ended December 31, 2002, the Company incurred $30,000 in consulting fees for services provided by a company controlled by a director of the Company.

     During the years ended December 31, 2003 and 2002, the Company incurred $10,000 and $20,000, respectively, in consulting fees for services provided by a former director of the Company.

NOTE 3 - CASH EQUIVALENTS / TREASURY BILLS / CERTIFICATES OF DEPOSIT

     At December 31, 2003, the Company had short term investments of $899,880 in Treasury bills purchased on December 5, 2003 and maturing on January 8, 2004 with a value of $900,000, and $1,227,998 in certificates of deposits purchased throughout the year and maturing through September 10, 2004. Of these short term investments $1,201,692 were purchased with a maturity of three months or less and recorded as cash equivalents.

               ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - INVENTORY

     Inventory consists of the following at December 31, 2003:

                                                   2003
                                               -----------
     Raw materials and supplies                $   353,395
     Finished goods                                731,676
                                               -----------
                                               $ 1,085,071
                                               -----------
NOTE 5 - PROPERTY AND EQUIPMENT

     Property and equipment consists of the following at December 31, 2003:

                                            Estimated life
                                               in years           2003
                                            --------------     ----------
     Office equipment                          3 - 10          $  188,407
     Computer and software                     2 -  5             132,142
     Machinery and equipment                   5 - 20           3,756,438
     Vehicles                                       7              23,061
     Leasehold improvements                    3 - 10           1,802,372
                                                              -----------
                                                                5,902,420
     Less: Accumulated depreciation and
      amortization                                             (4,017,495)
                                                              -----------
                                                              $ 1,884,925
                                                              -----------

     Depreciation expense amounted to $513,135 and $534,055 for the years ended December 31, 2003 and 2002, respectively.

NOTE 6 - INTANGIBLE ASSETS

     As of December 31, 2003 the Company's intangible assets consisted of the following:
                                                          2003
                                                      -----------
          Goodwill                                    $   375,438
                                                      -----------
          Indefinite life intangible assets:
           Formulas                                   $    94,000
           Trademarks                                       1,000
                                                      -----------
              Total                                   $    95,000
                                                      -----------

     Proprietary formulations, and trademarks relate to "vegan" spreads sold under the Garlic Zing label purchased on October 14, 2002.

     Goodwill recorded as an indefinite-life intangible asset represents the excess of the cost of purchasing Alborough, Inc. over the fair market value of the assets on May 20, 1996.
                                     F-13




              ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - INTANGIBLE ASSETS [Continued]

     During the year ended December 31, 2003, the Company tested the Company's intangible assets for impairment in accordance with SFAS No. 142. The Company used the quoted market price of its stock to test its intangible assets for impairment and determined that the Company's intangible assets were not impaired.

NOTE 7 - INVESTMENT IN DIRECT FINANCING LEASE

     During the year ended December 31, 2001, the Company acquired a cooked meat and poultry product line from Pan Ready Foods, Inc. and entered into a strategic alliance licensing agreement with Swiss American Sausage Co. a subsidiary of Provena Foods, Inc. Swiss American is a manufacturer of processed meat products. The strategic alliance provides for the Company to license to Swiss American the equipment. The Company also entered into a manufacturing and packaging agreement which calls for Swiss American to manufacture and package cooked meat and poultry products based on the Company's proprietary formulas. The agreements call for the Company to
receive a licensing fee of $640,515.   The licensing fee will be payable in
monthly installments equal to $0.05 per pound multiplied by the number of pounds of product purchased by the Company during the previous month. The licensing agreement shall end on the date Swiss American exercises their right to purchase the equipment. Swiss American has the right to purchase the equipment at any time for a price of the unpaid licensing fee divided by 1.13 or for $1 at any time after the licensing fee is paid or the Company has not purchased product from Swiss American for six consecutive months. The manufacturing and packaging agreement expires September 30, 2006 with an automatic one year extension unless either party gives notice at least twelve months prior to the original expiration. This licensing agreement has been accounted for as a direct financing lease.

     Following is a summary of the components of the Company's net investment in the direct financing lease at December 31, 2003:

                                                              2003
                                                           ----------

     Total minimum lease payments to be received           $  508,321
     Less unearned revenue                                    (56,459)
                                                           ----------
     Net investment in direct financing lease              $  451,862
                                                           ----------

     Estimated minimum future rentals to be received for each of the next five years on the non-cancelable lease as of December 31, 2003 are as follows:

               Year ending December 31
               -----------------------
                       2004                   $ 68,485
                       2005                     68,485
                       2006                     68,485
                       2007                     68,485
                       2008                     68,485
                    Thereafter                 165,895
                                              --------
                                              $508,320
                                              --------

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

     The future minimum lease payments for non-cancelable operating leases having remaining terms in excess of one year as of December 31, 2003 are as follows:

          Year ending December 31      Lease Payments
          -----------------------      --------------
                   2004                     280,239
                   2005                     289,179
                   2006                     312,166
                   2007                     341,445
                   2008                     241,525
                 Thereafter                    -
                                         ----------
          Total Minimum Lease Payments   $1,464,554
                                         ----------

     Lease expense charged to operations was $222,424 and $184,712 for the years ended December 31, 2003 and 2002.

NOTE 9 - AGREEMENTS AND COMMITMENTS

     Manufacturing - Certain of the Company's products are manufactured and packaged on a "co-pack" or "toll-pack" basis by third parties at agreed upon prices. The agreements with the co-packers have terms of one year and allow for periodic price adjustments. These agreements generally allow for either party to give a two months cancellation notice.

     401(K) Profit Sharing Plan - The Company has a 401(K) profit sharing plan and trust that covers all employees. Any employees who are employed by the Company during a six consecutive month period and have reached age 21 are eligible to participate in the plan. The plan became effective January 1, 1993 and has a plan year of January 1 through December 31. During 2003 and 2002 contributions to the plan charged to operations were $46,688 and $ 41,702, respectively.

     Employment Agreement - The Company maintains employment agreements with it's President and Chief Operating Officer expiring on December 31, 2004 and April 30, 2006, respectively. The employment agreements provide for specific salaries, incentive compensation, severance benefits, disability and death benefits. The agreements contain an early termination provision that entitles the President and Chief Operating Officer to receive one year's salary and incentive compensation if terminated without cause.

              ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - INCOME TAXES

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes [SFAS No. 109]. SFAS No. 109 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards. At December 31, 2003, the total of all current tax assets was $113,425 and the total of the deferred tax liabilities was $0. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company's future earnings, and other future events, the effects of which cannot be determined.

     The components of income tax expense (benefit) from continuing operations for the years ended December 31, 2003 and 2002 consist of the following:

                                                    2003          2002
                                                 ----------    -----------
Current income tax expense (benefit):
  Federal                                        $   98,448    $  (38,500)
  State                                              12,276          -
                                                 ----------    ----------
     Current tax expense                            110,724       (38,500)
                                                 ----------    ----------
Deferred tax expense (benefit) arising from:
  Excess of tax over financial accounting
    depreciation                                 $  (42,384)   $  (36,032)
  Reserve for accrued vacation                       (3,773)       (6,346)
  Alternative minimum tax credit                     13,114          -
  Inventory 263A adjustment                           9,206        (7,414)
  State investment tax credits                        3,302          -
  State taxes to be paid                             (4,174)         -
  Contribution carryover                             (5,467)         -
  Tax attributable to continuing operations
    offset by tax benefit from discontinued
    operation                                          -          153,114
                                                 ----------    ----------
     Net deferred tax expense                    $  (30,176)   $  103,322
                                                 ----------    ----------

     Deferred income tax expense results primarily from the reversal of temporary timing differences between tax and financial statement income.

     A reconciliation of income tax expense at the federal statutory rate to income tax expense at the company's effective rate is as follows:

                                                    2003          2002
                                                 ----------    -----------
Computed tax at the expected statutory rate      $  118,794    $   160,441
State and local income taxes, net of federal
  benefit                                            20,385         27,532
Non-deductible expenses                              13,108         15,406
Goodwill amortization                                  -             1,394
State tax credits                                    (6,880)        (3,302)
Deduction for options exercised                      (7,602)       (45,641)
Extraterritorial income exclusion                   (54,730)       (91,286)

Other Items                                            (544)           278
Difference in federal statutory tax rate             (1,983)          -
                                                 ----------    -----------
     Income tax expense                          $   80,548    $    64,822
                                                 ----------    -----------

               ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - INCOME TAXES [Continued]

     The temporary differences, tax credits and carryforwards gave rise to the following deferred tax asset at December 31, 2003:

                                                        2003
                                                     ----------
Excess of tax over book accounting depreciation      $    8,958
State NOL Carryforward                                      262
                                                     ----------
     Net deferred tax asset                          $    9,220
                                                     ----------
Inventory 263A adjustment                                12,536
State alternative minimum tax credits                    33,717
Reserve for accrued vacation                             39,276
Carryforward of excess contributions                     14,502
Unpaid state taxes                                        4,174
                                                     ----------
     Net current tax assets                          $  104,205
                                                     ----------

     The alternative minimum tax credits have no date of expiration and are available to offset the Company's future income tax liability. Management estimates that the Company will generate adequate net profits to use the deferred tax assets, consequently, a valuation allowance has not been recorded.

NOTE 11 - EARNINGS PER SHARE

     The following data shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of potential dilutive common stock for the years ended December 31, 2003 and 2002:
                                                    2003          2002
                                                 ----------    -----------

Income from continuing operations available to
 common stockholders                             $  268,846    $   405,463
Loss on disposal of discontinued entree line           -          (796,692)
                                                 ----------    -----------
Net Income (Loss) available to common
 stockholders                                    $  268,846    $  (391,229)
                                                 ----------    -----------
Weighted average number of common shares
 outstanding used in basic earnings per share     3,272,670      3,233,698

Effect of dilutive securities:
 Stock options                                      148,821        170,830
                                                 ----------    -----------
Weighted number of common shares and potential
 dilutive common shares outstanding used in
 dilutive earnings per share                      3,421,491      3,404,528
                                                 ----------    -----------

     For the year ended December 31, 2003 and 2002, all outstanding options were included in the calculation of diluted earnings per share.

              ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - STOCKHOLDERS' EQUITY

     Common Stock Issuances - During 2003 and 2002, the Company issued 75,000 and 81,900 shares of stock, at $2.54 per share and $2.31 to $2.69 per share, respectively, upon exercise of stock options under the 1993 stock option plan. During 2002, the company issued 2,000 shares of restricted common stock valued at $6,000 in exchange for services rendered.

     Preferred Stock - The Company is authorized to issue 10,000,000 shares of no par value preferred stock with such rights and preferences and in such series as determined by the Board of Directors at the time of issuance. No shares are issued or outstanding as of December 31, 2003 and 2002.

     Stock Options - Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation plans. As allowed by SFAS 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS 123.

     1993 Stock Option Plan - During 1993 and later amended in 1995 and 1996, the Board of Directors adopted a Stock Option Plan (the Plan). Under the terms and conditions of the Plan, the board is empowered to grant stock options to employees, officers, directors and consultants of the Company. Additionally, the Board will determine at the time of granting the vesting provisions and whether the options will qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code (Section 422 provides certain tax advantages to the employee recipients). The Plan was approved by the shareholders of the Company at its 1993 annual shareholder meeting. The total number of shares of common stock available under the Plan may not exceed 1,300,000. On March 10, 2003, the remaining 306,554 options available to be granted under the 1993 Stock Option Plan at December 31, 2002 expired.

     2002 Stock Option Plan - During 2002, the Board of Directors adopted a Stock Option Plan (the Plan). Under the terms and conditions of the Plan, the board is empowered to grant stock options to employees, officers, directors and consultants of the Company. Additionally, the Board will determine at the time of granting the vesting provisions and whether the options will qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code (Section 422 provides certain tax advantages to the employee recipients). The Plan was approved by the shareholders of the Company at its 2002 annual shareholder meeting. The total number of shares of common stock available under the Plan may not exceed 160,000. At December 31, 2003 and 2002, total options available to be granted under the Plan amounted to 100,000.

     During 2002, the Company issued a total of 60,000 options to a director to purchase common stock at $2.54 per share, which was below the current market value of the Company common stock of $2.80. The options vest equally over 36 months. In accordance with APB 25, the Company has recorded additional paid in capital of $15,600, compensation expense of $7,963 and deferred compensation of $7,637 as a reduction of stockholders equity as of December 31, 2003.

               ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - STOCKHOLDERS' EQUITY [Continued]

     The fair value of each option granted is estimated on the date granted using the Black-Scholes option pricing model. Assumptions used to compute the weighted-average grants during the year ended December 31, 2002 include risk-free interest rates of 2.5%, expected dividend yields of zero, expected life of 3 years, and expected volatility 51%. During 2002, the Company granted 60,000 options with a calculated weighted average fair value of $1.12.

     A summary of the status of the options granted under the Company's 1993 and 2002 stock option plans and other agreements at December 31, 2003 and 2002, and changes during the years then ended is presented below:

                                December 31, 2003             December 31, 2002
                          ---------------------------   ---------------------------
                                     Weighted Average              Weighted Average
                           Shares     Exercise Price     Shares     Exercise Price
                          --------   ----------------   --------   ----------------
Outstanding at beginning
 of period                 881,100         $2.53         915,000         $2.53
Granted                       -              -            60,000          2.54
Exercised                  (75,000)         2.54         (81,900)         2.50
Forfeited                  (13,200)         2.56            -              -
Expired                       -              -           (12,000)         2.74
                           -------         -----        --------         -----
Outstanding at end of
 period                    792,900         $2.53         881,100         $2.53
                           -------         -----        --------         -----

     A summary of the status of the options outstanding under the Company's stock option plans and employment agreements at December 31, 2003 is presented below:

                                 Options Outstanding                        Options Exercisable
                 -------------------------------------------------  ------------------------------
Range of                       Weighted-Average   Weighted Average                Weighted-Average
Exercise         Number        Remaining          Exercise          Number        Exercise
Prices           Outstanding   Contractual Life   Price             Exercisable   Price
--------         -----------   ----------------   ----------------  -----------   ----------------
$2.86               40,000       6.7  years             $2.86           40,000         $2.86
$2.69               20,000       6.25 years             $2.69           20,000         $2.69
$2.69 - $2.85       87,820       4.7  years             $2.69           87,820         $2.69
$2.54               25,080       4.   years             $2.54           25,080         $2.54
$2.54              460,000       1.2  years             $2.54          431,667         $2.54
$2.31              160,000      11    months            $2.31          160,000         $2.31
                   -------                                             -------
                   792,900                                             764,567


              ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - SIGNIFICANT CUSTOMERS / CONCENTRATION

     The Company's products are marketed by a network of food brokers and sold to retail, foodservice, club-type stores, and industrial accounts. The Company's products are sold by the Company and through distributors.

     During the years ended December 31, 2003 and 2002, 39% of the Company's total gross sales were handled by a non-exclusive national distributor.

     The Company's food brokers are paid commissions ranging from 2% to 5% of sales depending on products sold and selling price. A significant percentage of the Company's total gross sales are sold through 3 or fewer brokers. The following table lists the total gross sales from continuing operations through brokers that accounted for 10% or more of total gross sales:

                                                      December 31,
                                                ------------------------
                                                  2003           2002
                                                ----------    ----------

       Broker A                                 $1,541,497    $1,701,073
       Broker B                                  2,576,168     2,386,079

NOTE 14 - DISCONTINUED OPERATIONS

     During September 2002, the Company elected to dispose of the operations of the Company's entree product group. During December 2002, the Company sold these assets for $24,450, recording a loss on disposal of $1,325,448 net of a tax benefit of $528,756. The loss on disposal resulted from sale of the $1,773,692, in property, plant and equipment net of $488,694 in accumulated depreciation associated with the line plus $65,000 in cost to remove the equipment from the facilities. The Company had no significant sales from these assets and has reclassified the pre- tax operating income (loss) effect of $0 to the loss from discontinued operations for the year ended December 31, 2002.

NOTE 15 - SUBSEQUENT EVENT

     Subsequent to the year ended December 31, 2003, employees and a former director exercised options to purchase 45,000 shares of common stock at $2.31 to $2.54 per share.

     On December 11, 2003 the Company's Board of Directors declared a regular dividend of $.05 per share and a special dividend of $.05 per share that was paid on January 23, 2004 to shareholders of record on January 5, 2004.

     Subsequent to the year ended December 31, 2003, the Board of Directors approved a regular dividend of $0.05 per share on outstanding shares of the Company which dividend is to be paid on April 30, 2004 to shareholders of record on April 12, 2004.

                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ARMANINO FOODS OF DISTINCTION, INC.



Dated: March 26, 2004               By:/s/ William J. Armanino
                                       William J. Armanino, President

     In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     Signature                         Capacity                    Date



/s/ William J. Armanino         President, Chief Executive     March 26, 2004
William J. Armanino             Officer and Chairman of
                                the Board



/s/ Edmond J. Pera              Treasurer, Chief Operating     March 26, 2004
Edmond J. Pera                  Officer (Principal Financial
                                Officer), Secretary and
                                Director


/s/ John M. Micek               Director                       March 26, 2004
John J. Micek, III



/s/ David B. Scatena            Director and Vice Chairman     March 26, 2004
David B. Scatena                of the Board



/s/ Joseph F. Barletta          Director                       March 26, 2004
Joseph F. Barletta



/s/ Douglas R. Nichols          Director                       March 26, 2004
Douglas R. Nichols