Form 10QSB
period 2004-03-31
ARMANINO FOODS OF DISTINCTION INC /CO/
filed 2004-04-27
CIK 814339

U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                        For Quarter Ended March 31, 2004


                           Commission File No. 0-18200


                       ARMANINO FOODS OF DISTINCTION, INC.
       (Exact name of small business issuer as specified in its charter)


              COLORADO                                 84-1041418
     (State or other jurisdiction                  (I.R.S. Employer
     corporation or organization)                Identification Number)


                 30588 San Antonio Street, Hayward, CA 94544
              (Address of principal executive office)(Zip Code)


Issuer's telephone number, including area code: (510) 441-9300

Check whether the issuer (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes   [X]   No _[ ]


There were 3,370,108 shares of the Issuer's Common Stock outstanding as of March 31, 2004.


Transitional Small Business disclosure Format.   Yes [ ]   No [X]

















                        PART I - FINANCIAL INFORMATION
              ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY
                      Condensed Consolidated Balance Sheets
                                 (Unaudited)
                                    ASSETS
                                                            December 31,
                                          March 31, 2004        2003
                                          --------------    ------------
Current Assets:
 Cash and cash equivalents                $ 1,002,110       $ 1,414,244
 Certificates of deposit                    1,315,000         1,062,942
 Accounts receivable, net                   1,585,141         1,677,090
 Inventory                                  1,184,627         1,085,071
 Prepaid expenses                             184,784           216,685
 Current portion of direct financing
  lease receivable                             90,465            68,485
 Current deferred tax asset                   100,031           104,205
                                          -----------       -----------
     Total Current Assets                   5,462,158         5,628,722

Property and Equipment, net                 1,860,548         1,884,925
Direct financing lease receivable, net        395,239           439,836

Other Assets:
 Deposits                                      32,000            32,000
 Goodwill                                     375,438           375,438
 Indefinite life - Intangible assets           95,000            95,000
 Deferred tax asset                             9,220             9,220
                                          -----------       -----------
     Total Other Assets                       511,658           511,658
                                          -----------       -----------
     Total Assets                         $ 8,229,603       $ 8,465,141
                                          ===========       ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Accounts payable & accrued payroll and
  related taxes                           $   872,478       $   823,315
 Dividends payable                            169,168           333,490
 Income Taxes payable                           2,837            80,724
                                          -----------       -----------
     Total Current Liabilities              1,044,483         1,237,529
Deferred income on direct financing lease      53,857            56,459
                                          -----------       -----------
     Total Liabilities                      1,098,340         1,293,988

Stockholders' Equity:
 Preferred stock; no par value, 10,000,000
  shares authorized, no shares issued and
  outstanding
 Common stock; no par value, 40,000,000
  shares authorized, 3,370,108 shares issued
  and outstanding at March 31, 2004 and
  3,325,108 at December 31, 2003            8,288,647         8,177,834
 Additional paid in capital                    37,911            37,911
 Retained earnings/(Deficit)               (1,189,228)       (1,037,225)
                                          -----------       -----------
                                            7,137,330         7,178,520
                                          -----------       -----------
     Less: Deferred compensation expense
      in accordance with APB 25                (6,067)           (7,367)
                                          -----------       -----------
     Total Stockholders' Equity             7,131,263         7,171,153
                                          -----------       -----------
     Total Liabilities & Stockholders'
      Equity                              $ 8,229,603       $ 8,465,141
                                          ===========       ===========

The accompanying notes are an integral part of these condensed financial statements. The balances for December 31, 2003 were taken from the audited financial statements at that date and condensed.

                       PART I - FINANCIAL INFORMATION
              ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY
               Condensed Consolidated Statements of Operations
                For the Quarter Ended March 30, 2004 and 2003
                                 (Unaudited)

                                         March 31, 2004    March 31, 2003
                                         --------------    --------------

Net Sales                                 $ 3,055,659       $ 3,383,912
Cost of Goods Sold                          2,108,067         2,491,641
                                          -----------       -----------
     Gross Profit                             947,592           892,271

Operating Expenses:
 General, administrative and selling          393,982           385,656
 Salaries and wages                           415,558           404,475
 Commissions                                  124,057           139,307
                                          -----------       -----------
     Total Operating Expenses                 933,597           929,438

Income From Operations                         13,995           (37,167)

Other Income                                   10,181            13,629
                                          -----------       -----------
Income/(Loss) From Operations Before
 Income Taxes                                  24,176           (23,538)

Current Tax Expense                             2,837              -
Deferred Tax Expense                            4,174            (8,121)
                                          -----------       -----------
Net Income/(Loss)                              17,165           (15,417)

Basic Income/(Loss) Per Common Share      $       .01       $      (.00)

Weighted Average Common Shares
 Outstanding                                3,350,603         3,250,108
                                          ===========        ==========

Diluted Income/(Loss) Per Common Share    $       .00        $     (.00)

Weighted Average Common Shares
 Outstanding                                3,585,360         3,263,822
                                          ===========       ===========


The accompanying notes are an integral part of these condensed financial statements.

                       PART I - FINANCIAL INFORMATION
                ARMANINO FOODS OF DISTINCTION, INC. SUBSIDIARY
                Condensed Consolidated Statements of Cash Flows
               For the Three Months Ended March 31, 2004 and 2003
                                 (Unaudited)

                                         March 31, 2004    March 31, 2003
                                         --------------    --------------
Cash Flows From Operating Activities:
 Net income/(loss)                        $    17,165       $   (15,417)
                                          -----------       -----------
 Adjustment to reconcile net income to
  net cash provided by operations:
   Depreciation and amortization              118,250           126,666
   Net change in deferred taxes                 4,174            (8,121)
   Earned revenue from direct financing
    lease                                      (2,602)           (1,656)
   Non-cash expense                             1,300             1,300
 Changes in assets and liabilities:
  Decrease in accounts receivable              91,949            24,166
  (Increase)/Decrease in inventories          (99,556)          258,102
  Decrease in prepaid expenses                 31,901            87,178
  Increase/(Decrease) in accounts payable
   and accrued payroll and related taxes       49,163           (29,035)
  Decrease in income taxes payable            (77,887)             -
                                          -----------       -----------
Total Adjustments                             116,692           558,600
                                          -----------       -----------
Net Cash Provided By Operating Activities     133,857           543,183

Cash Flows From Investing Activities:
 Capital expenditures                         (93,873)          (41,393)
 Proceeds received from direct financing
  lease                                        22,617            14,392
 Purchase of certificates of deposit         (252,058)             -
                                          -----------       -----------
     Net Cash Used For Investing
      Activities                             (323,314)          (27,001)

Cash Flows From Financing Activities:
 Dividends paid                              (333,490)         (163,634)
 Proceeds from exercise of stock options      110,813              -
                                          -----------       -----------
     Net Cash Used For Financing
      Activities                             (222,677)         (163,634)

Net Increase/(Decrease) In Cash and Cash
 Equivalents                                 (412,134)          352,548

Cash and Cash Equivalents Beginning of
 Period                                     1,414,244         1,094,002
                                          -----------       -----------
Cash and Cash Equivalents End of Period   $ 1,002,110       $ 1,446,550
                                          ===========       ===========

The accompanying notes are an integral part of these condensed financial statements.

                        PART I - FINANCIAL INFORMATION
              ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY
               Condensed Consolidated Statements of Cash Flows
              For the Three Months Ended March 31, 2004 and 2003
                                  (Unaudited)


                                         March 31, 2004    March 31, 2003
                                         --------------    --------------

Supplemental Disclosures of Cash Flow
Information:
 Cash paid during the period for
  Interest                                 $   -              $   -
  Income tax                               $ 72,251           $   -

Supplemental Disclosures of Non-Cash
 Items:
   For the three months ended March 31, 2004 and March 31, 2003.

During 2002, the Company issued a total of 60,000 options to a director to purchase common stock at $2.54 per share, which was below the current market value of the Company common stock of $2.80. The options vest equally over 36 months. On the grant date, in accordance with APB 25, the Company recorded additional paid in capital and deferred compensation of $15,600. For periods prior to December 31, 2003 the Company recognized a total of $8,233 as compensation expense in connection with these options. For the three months ended March 31, 2004 the Company recognized $1,300 as compensation expense in connection with these options.

                       PART I - FINANCIAL INFORMATION
            ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY
           Notes to Condensed Consolidated Financial Statements
                               March 31, 2004
                                (Unaudited)

Note 1 - Summary of Significant Accounting Policies

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles of the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. It is suggested that these condensed consolidated financial statements be read in conjunction with the December 31, 2003 audited financial statements and notes thereto for Armanino Foods of Distinction, Inc. The results of operations for the periods ended March 31, 2004 and 2003 are not necessarily indicative of the operating results for the full year.

     Basis of Presentation - The condensed consolidated financial statements include the accounts of Armanino Foods of Distinction, Inc. ("Parent") and it's wholly-owned dormant subsidiary AFDI, Inc.

     Consolidation - All significant intercompany transactions between Parent and subsidiary have been eliminated in consolidation.

     Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments (Treasury Bills/Certificates of Deposit) purchased with a maturity of three months or less to be cash equivalents. The Company had $0 in excess of federally insured amounts in its bank accounts at March 31, 2004.

     Intangible Assets - The Company acquired Alborough, Inc. during May 1996. The Company recorded goodwill in the amount of $609,938 as part of the purchase. During October 2002, the Company purchased proprietary formulations, trademarks and related equipment of a product line sold under the Garlic Zing label. In relation to this purchase the Company recorded $95,000 for formulas and trademarks. In 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets". The Company has classified its intangible assets as indefinite-life intangible assets and accordingly does not record amortization. The Company has no other indefinite-life or definite-life intangible assets. (See Note 6)

     Accounts Receivable - Accounts receivable consist of trade receivables arising in the normal course of business. At March 31, 2004, the Company has established an allowance for doubtful accounts of $28,000 which reflects the Company's best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. Amounts written off for the years presented are insignificant for disclosure.

     Revenue Recognition and Sales Incentives - The Company accounts for revenue recognition in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101), as amended SAB 104, SFAS 48, "Revenue Recognition When Right of Returns Exists" and EITF No. 00-14, 00-25, 01-09 "Accounting for Consideration Given by a Vendor to a Customer". The Company recognizes revenue when rights and risk of ownership have passed to the customer, when there is persuasive evidence of an arrangement, product has been shipped or

                        PART I - FINANCIAL INFORMATION
               ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY
              Notes to Condensed Consolidated Financial Statements
                                March 31, 2004
                                 (Unaudited)

Note 1 - Summary of Significant Accounting Policies (Continued)

delivered to the customer, the price and terms are finalized, and collection of resulting receivable is reasonably assured. Products are primarily shipped FOB shipping point at which time title passes to the customer. In some instances the Company uses common carriers for the delivery of products. In these arrangements, sales are recognized upon delivery to the customer. The Company's revenue arrangements with its customers often include early payment discounts and such sales incentives as trade allowances, promotions and co-operative advertising. These sales incentives are recorded at the later of when revenue is recognized or when the incentives are offered. Sales incentives that do not provide an identifiable benefit or provide a benefit where the Company could not have entered into an exchange transaction with a party other than the customer are netted against revenues. Incentives providing an identifiable benefit, where the Company could have entered into the same transaction with a party other than the customer, are classified under "General, administrative and selling" in the Operating Expenses section of the Consolidated Statements of Operations.

     Net sales comprised of the following for the quarter ended March 31, 2004 and 2003:

                                           For the Quarters
                                            Ended March 31,
                                      --------------------------
                                          2004           2003
                                      -----------    -----------
     Gross Sales                      $ 3,459,790    $ 3,906,460
     Less   Discounts                 $   (53,511)   $   (61,459)
            Slotting                  $   (19,631)   $   (59,816)
            Promotional               $  (330,989)   $  (401,273)
                                      -----------    -----------
     Net Sales                        $ 3,055,659    $ 3,383,912
                                      -----------    -----------

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

                        PART I - FINANCIAL INFORMATION
               ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY
              Notes to Condensed Consolidated Financial Statements
                                March 31, 2004
                                 (Unaudited)

Note 1 - Summary of Significant Accounting Policies (Continued)

     The weighted average common shares and common equivalent shares outstanding for purposes of calculating earnings per share was as follows:

                                            For the Quarter
                                            Ended March 31,
                                      --------------------------
                                          2004           2003
                                      -----------    -----------

Weighted average common shares
outstanding used in basic earnings
(loss) per share                        3,350,603      3,250,108

Effect of dilutive stock options          234,757         13,774

Weighted average common shares and
potential dilutive common shares
outstanding used in dilutive
earnings/loss per share                 3,585,360      3,263,822

    For the three months ended March 31, 2004 the Company had no additional stock options that could potentially dilute earnings per share in the future that were not included in the diluted computation.

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

     During 2002, the Company issued a total of 60,000 options to a director to purchase common stock at $2.54 per share, which was below the current market value of the Company common stock of $2.80. The options vest equally over 36 months. In accordance with APB 25, the Company recorded additional paid in capital and deferred compensation expense of $15,600. The Company recognized a total of $8,233 as of December 31, 2003 as compensation expense in connection with this grant. For the three months ended March 31, 2004 the Company recognized $1,300 as compensation expense.

                       PART I - FINANCIAL INFORMATION
             ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY
            Notes to Condensed Consolidated Financial Statements
                               March 31, 2004
                                 (Unaudited)

Note 1 - Summary of Significant Accounting Policies (Continued)

     During the periods presented in the accompanying financial statements the Company has granted options under the 1993 and 2002 Stock Option Plans and executive and other employment agreements. The Corporation has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost under SFAS No. 123 has been recognized for the stock option plans or other agreements in the accompanying statement of operations. Had compensation cost for the Company's stock option plans and agreements been determined based on the fair value at the grant date for awards in 2004 and 2003 consistent with the provisions of SFAS No. 123, the Company's net earnings net of taxes and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                       For the Quarter
                                                       Ended March 31,
                                                     2004           2003
                                                  ----------     ----------

Net Income (Loss)                  As reported    $   17,165     $  (15,417)
Add: Stock-based employee
 compensation expense included
 in reported net income                                1,300          1,300
Deduct: Total stock-based employee
 compensation expense determined
 under fair value base method                         (3,425)       (13,112)
Net Income (Loss)                  Proforma       $   15,040     $  (27,229)
Basic earnings (loss) per share    As reported    $      .01     $     (.00)
                                   Proforma       $      .00     $     (.01)

Diluted earnings(loss) per share   As reported    $      .00     $     (.00)
                                   Proforma       $      .00     $     (.01)

     Reclassification - The financial statements for the quarter ended March 31, 2003 have been reclassified to conform with the classifications and headings used in the quarter ended March 31, 2004.

Note 2 - Inventory

     Inventory is carried at the lower of cost or market with cost being determined on the first-in, first-out method and consisted of the following at March 31, 2004 and December 31, 2003:

                                      March 31, 2004  December 31, 2003
                                      --------------  -----------------

     Raw materials & supplies           $  407,059       $  353,395
     Finished goods                        777,568          731,676
                                        ----------       ----------
                                        $1,184,627       $1,085,071
                                        ==========       ==========

                       PART I - FINANCIAL INFORMATION
             ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY
            Notes to Condensed Consolidated Financial Statements
                               March 31, 2004
                                 (Unaudited)

Note 3 - Related Party Transactions

     The Company incurred $11,870 and $7,390 respectively, for the three months ended March 31, 2004 and 2003, in accounting and consulting fees to Polly, Scatena, Vasheresse & May, an accounting firm, the managing partner of which is also a stockholder and director of the Company. Services provided by the accounting firm are in the area of tax preparation and related services, management and business consulting.

     The Company incurred $5,000 for the three months ended March 31, 2003 in consulting fees to Tino Barzie, a former director of the Company.

Note 4 - Property and Equipment

     Property and equipment consists of the following:

                            Estimated Useful                    December 31,
                             Life in Years     March 31, 2004       2003
                            ----------------   --------------   ------------
Office Equipment                  3-10           $  188,407     $   188,407
Computer and Software             2-5               148,889         132,142
Plant Machinery & Equipment       5-20            3,806,513       3,756,438
Vehicles                          7                  23,061          23,061
Leasehold Improvements            3-10            1,829,423       1,802,372
                                                 ----------     -----------
                                                  5,996,293       5,902,420
Accumulated Depreciation                          4,135,745      (4,017,495)
                                                 ----------     -----------
                                                 $1,860,548     $ 1,884,925
                                                 ==========     ===========

     During the three months ended March 31, 2004 and 2003, depreciation expense amounted to $118,250 and $126,666, respectively.

Note 5 - Stockholders' Equity

     Common Stock:

          During the quarter ended March 31, 2004, the Company issued 15,000 and 30,000 shares of stock at $2.31 and $2.54 per share, respectively, upon exercise of stock options by employees and a former director under the 1993 stock option plan.

     Stock Options:

          During March of 2004, the Company issued a total of 10,000 options to an employee to purchase common stock at $3.55 per share. The options vest equally over 36 months.

          As of March 31, 2004, the Company had 752,900 outstanding stock options to purchase the Company's stock at prices ranging from $2.31 to $3.55 per share to current and former employees, directors and former consultants, expiring in December 2004 through March 2014.

                       PART I - FINANCIAL INFORMATION
             ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY
            Notes to Condensed Consolidated Financial Statements
                               March 31, 2004
                                 (Unaudited)

Note 5 - Stockholders' Equity (Continued)

     Dividends:

          On December 11, 2003, the Company's Board of Directors declared a regular dividend of $.05 per share and a special dividend of $.05 per share that was paid on January 23, 2004 to shareholders of record on January 5, 2004 for a total of $333,490.

          On March 26, 2004, the Board of Directors approved a regular dividend of $0.05 per share on outstanding shares of the Company to be paid on April 30, 2004 to shareholders of record on April 12, 2004 for a total of $169,168.

Note 6  - Intangible Assets

     As of March 31, 2004, the Company's intangible assets consisted of the following:

               Goodwill                 $ 375,438
               Formulas & Trademarks       95,000

     On October 14, 2002 the Company purchased proprietary formulations, trademarks and related equipment of a product line consisting of natural "vegan" spreads sold under the Garlic Zing label for $100,000. The purchase price was allocated $94,000 for formulas, $1,000 for trademarks and $5,000 for equipment. At March 31, 2004, the Company has $95,000 in formulas and trademarks classified as indefinite-life intangible assets.

     Goodwill represents the excess of the cost of purchasing Alborough, Inc. over the fair market value of the assets on May 20, 1996. At March 31, 2004, the Company has $375,438 in goodwill classified as an indefinite-life intangible assets.

     During the year ended December 31, 2003, the Company completed its test of the Company's intangible assets for impairment in accordance with SFAS No.
142. The Company used the quoted market price of it stock to test its intangible assets for impairment and determined that the Company's intangible assets were not impaired.

Note 7 - Subsequent Event

     On March 26, 2004, the Board of Directors approved a regular dividend of $0.05 per share on outstanding shares of the Company to be paid on April 30, 2004 to shareholders of record on April 12, 2004.

     In April of 2004, the company issued 15,000 shares of stock at $2.54 per share upon exercise of stock options, under the 1993 stock option plan, by a former director.

                       PART I - FINANCIAL INFORMATION
            ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY

TEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

Results of Operations

     Net sales for the quarter ended March 31, 2004 were $3,055,659 compared to $3,383,912 for the quarter ended March 31, 2003. The Company experienced a slow down in overall sales during the first two months of the quarter. Lower overall sales were slightly offset by a pick-up in sales during the month of March 2004. The decrease in sales is primarily attributed to a customer that decided to switch from the Company's frozen sauce to a competitor's shelf-stable sauce in the second quarter of 2003. Additionally, the promotional schedule for a major retailer changed in 2004 from the first half to the second half of the year. In 2003, promotions for this retailer were utilized in the first half of the year. Retail sales were additionally impacted by a strike at the major supermarkets in Southern California.

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

     Cost of goods sold as a percentage of net sales decreased from 73.6% for the quarter ended March 31, 2003 to 68.9% for the quarter ended March 31, 2004. The decrease in this percentage was due to a shift in product mix during the quarter favoring the higher margin pesto products. Additionally, prior year cost of goods sold included write-offs of obsolete, discontinued items and samples. Furthermore, manufacturing costs decreased from the prior year due to staff reductions in the production department in June of 2003.

     Operating expenses as a percentage of net sales were 30.6% for the quarter ended March 31, 2004 compared to 27.5% for the quarter ended March 31, 2003. The increase in this percentage was primarily due to lower sales for the quarter ended March 31, 2004. The overall dollar amount of operating expenses was virtually unchanged from the prior year. Small increases were experienced in various general, administrative and selling expenses, as well as salaries offset by a decrease in commissions, due to lower sales.

     Net income from continuing operations for the quarter ended March 31, 2004 was $17,165 compared to a net loss of $15,417 for the quarter ended March 31, 2003. The increase from a net loss to net income was primarily the result of lower manufacturing costs as discussed above.

                        PART I - FINANCIAL INFORMATION
             ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS (Continued)

Liquidity And Capital Resources

     At March 31, 2004, the Company had working capital of $4,417,675 an increase of $26,482 from December 31, 2003. The increase in working capital is primarily attributable to the net income from continuing operations. Current assets included $3,902,251 in cash, cash equivalents, certificates of deposit and accounts receivable. Management believes that this level of working capital is adequate to meet anticipated needs for liquidity.

     During the three months ended March 31, 2004, cash provided by operating activities of the Company amounted to $116,692; primarily resulting from non-cash depreciation.

     During the three months ended March 31, 2004, cash used by investing activities of the Company amounted to $323,314. This was primarily the result of the Company purchasing Certificates of Deposit in order to obtain a better return on available cash reserves. Additionally, cash used by investing activities were impacted by capital expenditures partially offset by proceeds from the direct financing lease.

     During the three months ended March 31, 2004, cash used by financing activities of the Company amounted to $222,677. This was due to a regular and special dividend declared in 2003 and paid in the first quarter of 2004. The cash used for the dividend payment was partially offset by proceeds received from stock option exercises.

     Subsequent to March 31, 2004 the Company will pay a dividend in the amount of $169,168 that was declared during the first quarter of 2004.

     The Company presently has no commitments for material capital expenditures.

ITEM 3:  CONTROLS AND PROCEDURES

     As of March 31, 2004, under the supervision and with the participation of the Company's Chief Executive Officer and the Principal Financial Officer, management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2004. There were no changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.

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

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibits:


30.1     Certification of Chief       Filed herewith electronically
         Executive Officer
         Pursuant to Section 302
         of the Sarbanes-Oxley Act
         of 2002

30.2     Certification of Chief       Filed herewith electronically
         Financial Officer
         Pursuant to Section 302
         of the Sarbanes-Oxley Act
         of 2002

31.1     Certification of Chief       Filed herewith electronically
         Executive Officer Pursuant
         to 18 U.S.C. Section 1350

31.2     Certification of Chief       Filed herewith electronically
         Financial Officer Pursuant
         to 18 U.S.C. Section 1350

         (b) Reports on Form 8-K:

         During the quarter ended March 31, 2004, the Company filed one report on Form 8-K. The 8-K dated February 11, 2004 was to report information under Items 7 and 12 of that form concerning the Company's earnings release for the fourth quarter of 2003.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized.

                                  ARMANINO FOODS OF DISTINCTION, INC.




                                By:/s/ William J. Armanino
                                     William J. Armanino
Dated:  April 27, 2004               President
                                     Chief Executive Officer


                                  By:/s/ Edmond J. Pera
                                     Edmond J. Pera
                                     Secretary
                                     Treasurer
                                     Chief Operating Officer (Principal
                                     Financial Officer)