Form 10QSB
period 2004-06-30
ARMANINO FOODS OF DISTINCTION INC /CO/
filed 2004-08-09
CIK 814339

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                        For Quarter Ended June 30, 2004

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

                               Yes  [X]   No [ ]

There were 3,395,108 shares of the Issuer's Common Stock outstanding as of June 30, 2004.

Transitional Small Business disclosure Format. Yes  [ ]   No [X]


















                        PART I - FINANCIAL INFORMATION
              ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY
                     Condensed Consolidated Balance Sheets
                                    ASSETS

                                             (Unaudited)
                                            June 30, 2004  December 31, 2003
                                            -------------  -----------------
Current Assets:
 Cash and cash equivalents                   $ 1,027,583     $ 1,414,244
 Certificates of deposit                       1,495,000       1,062,942
 Accounts receivable, net                      1,577,706       1,677,090
 Inventory                                     1,345,577       1,085,071
 Prepaid expenses                                159,837         216,685
 Current portion of direct financing lease
  receivable                                      79,831          68,485
 Current deferred tax asset                      100,031         104,205
                                             -----------     -----------
     Total Current Assets                      5,785,565       5,628,722

Property and Equipment, net                    1,743,002       1,884,925
Direct financing lease receivable, net           385,916         439,836

Other Assets:
 Deposits                                         32,000          32,000
 Goodwill                                        375,438         375,438
 Indefinite life - Intangible assets              95,000          95,000
 Deferred tax asset                                9,220           9,220
                                             -----------     -----------
     Total Other Assets                          511,658         511,658
                                             -----------     -----------
     Total Assets                            $ 8,426,141     $ 8,465,141
                                             ===========     ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable & accrued payroll and
  related taxes                              $   972,030     $   823,315
 Dividends payable                               170,728         333,490
 Income Taxes payable                             62,566          80,724
                                             -----------     -----------
     Total Current Liabilities                 1,205,324       1,237,529

Deferred income on direct financing lease         51,561          56,459
                                             -----------     -----------
     Total Liabilities                         1,256,885       1,293,988

Stockholders' Equity:
 Preferred stock; no par value, 10,000,000
  shares authorized, no shares issued and
  outstanding
 Common stock; no par value, 40,000,000
  shares authorized, 3,395,108 shares issued
  and outstanding at June 30, 2004 and
  3,325,108 at December 31, 2003               8,349,834       8,177,834
 Additional paid in capital                       37,911          37,911
 Retained earnings/(deficit)                  (1,213,722)     (1,037,225)
                                             -----------     -----------
                                               7,174,023       7,178,520
   Less: Deferred compensation expense
         in accordance with APB 25                (4,767)         (7,367)
                                             -----------     -----------
     Total Stockholders' Equity                7,169,256       7,171,153
                                             -----------     -----------
     Total Liabilities & Stockholders'
       Equity                                $ 8,426,141     $ 8,465,141
                                             ===========     ===========

The accompanying notes are an integral part of these condensed financial statements. The balances for December 31, 2003 were taken from the audited financial statements at that date and condensed.

                         PART I - FINANCIAL INFORMATION
              ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY
                Condensed Consolidated Statements of Operations
                  For the Quarter Ended June 30, 2004 and 2003
                                   (Unaudited)


                                             June 30, 2004   June 30, 2003
                                             -------------   -------------

Net Sales                                     $ 3,400,418     $ 3,181,445
Cost of Goods Sold                              2,296,739       2,343,112
                                              -----------     -----------
     Gross Profit                               1,103,679         838,333

Operating Expenses:
 General, administrative and selling              371,077         382,918
 Salaries and wages                               412,151         400,651
 Commissions                                      127,746         150,581
                                              -----------     -----------
     Total Operating Expenses                     910,974         934,150

Income/(Loss) From Operations                     192,705         (95,817)

Other Income                                       13,257          10,948
                                              -----------     -----------
Income/(Loss) From Operations Before
 Income Taxes                                     205,962         (84,869)

Current Tax Expense                                59,729            -
Deferred Tax Expense                                 -            (29,279)
                                              -----------     -----------
Net Income/(Loss)                             $   146,233     $   (55,590)

Basic Income/(Loss) Per Common Share          $       .04     $      (.02)
                                              ===========     ===========

Weighted Average Common Shares Outstanding      3,384,284       3,250,108
                                              ===========     ===========

Diluted Income/(Loss) Per Common Share        $       .04     $      (.02)
                                              ===========     ===========

Weighted Average Common Shares Outstanding      3,572,709       3,272,470
                                              ===========     ===========











The accompanying notes are an integral part of these unaudited condensed financial statements.

                        PART I - FINANCIAL INFORMATION

              ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY
                Condensed Consolidated Statements of Operations
                For the Six Months Ended June 30, 2004 and 2003
                                  (Unaudited)


                                             June 30, 2004   June 30, 2003
                                             -------------   -------------

Net Sales                                     $ 6,456,077     $ 6,565,127
Cost of Goods Sold                              4,404,806       4,834,753
                                              -----------     -----------
     Gross Profit                               2,051,271       1,730,374

Operating Expenses:
 General, administrative and selling              765,059         768,344
 Salaries and wages                               827,709         805,126
 Commissions                                      251,803         289,888
                                              -----------     -----------
     Total Operating Expenses                   1,844,571       1,863,358

Income/(Loss) From Operations                     206,700        (132,984)

Other Income                                       23,438          24,577
                                              -----------     -----------
Income/(Loss) From Operations Before
 Income Taxes                                     230,138        (108,407)

Current Tax Expense                                62,566            -
Deferred Tax Expense                                4,174         (37,400)
                                              -----------     -----------
Net Income/(Loss)                             $   163,398     $   (71,007)
                                              ===========     ===========

Basic Income/(Loss) Per Common Share          $       .05     $      (.02)
                                              ===========     ===========

Weighted Average Common Shares Outstanding      3,367,443       3,250,108
                                              ===========     ===========

Diluted Income/(Loss) Per Common Share        $       .05     $      (.02)
                                              ===========     ===========

Weighted Average Common Shares Outstanding      3,579,035       3,268,146
                                              ===========     ===========













The accompanying notes are an integral part of these unaudited condensed financial statements.

                        PART I - FINANCIAL INFORMATION

                 ARMANINO FOODS OF DISTINCTION, INC. SUBSIDIARY
                Condensed Consolidated Statements of Cash Flows
                For the Six Months Ended June 30, 2004 and 2003
                                  (Unaudited)


                                             June 30, 2004   June 30, 2003
                                             -------------   -------------

Cash Flows From Operating Activities:
 Net income/(loss)                            $   163,398     $   (71,007)
 Adjustment to reconcile net income to net
  cash provided by operations:
   Depreciation                                   236,500         256,667
   Loss on sale of equipment                         -              5,362
   Net change in deferred taxes                     4,174         (37,400)
   Earned revenue from direct financing lease      (4,898)         (3,131)
   Compensation for options                         2,600           2,600
   Bad debt expense                                24,695           7,591
   Changes in assets and liabilities:
    Decrease in accounts receivable                74,689         616,829
    (Increase)/Decrease in inventories           (260,506)        469,131
    Decrease in prepaid expenses                   56,848         181,746
    Increase/(Decrease) in accounts payable
     and accrued payroll and related taxes        148,715         (79,766)
    Decrease in income taxes payable              (18,158)           -
                                              -----------     -----------
Total Adjustments                                 264,659       1,419,629
                                              -----------     -----------

     Net Cash Provided By Operating Activities    428,057       1,348,622

Cash Flows From Investing Activities:
 Proceeds from sale of equipment                     -              3,000
 Capital expenditures                             (94,577)        (41,941)
 Proceeds received from direct financing lease     42,574          27,217
 Purchase of certificates of deposit             (432,058)           -
                                              -----------     -----------
     Net Cash Used For Investing Activities      (484,061)        (11,724)

Cash Flows From Financing Activities:
 Dividends paid                                  (502,659)       (327,493)
 Proceeds from exercise of stock options          172,002            -
                                              -----------     -----------
     Net Cash Used For Financing Activities:     (330,657)       (327,493)

Net Increase/(Decrease) In Cash and Cash
 Equivalents                                     (386,661)      1,009,405

Cash and Cash Equivalents Beginning of Period   1,414,244       1,094,002
                                              -----------     -----------
Cash and Cash Equivalents End of Period       $ 1,027,583     $ 2,103,407
                                              ===========     ===========





The accompanying notes are an integral part of these unaudited condensed financial statements.

                                  (continued)

                        PART I - FINANCIAL INFORMATION
              ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY
                Condensed Consolidated Statements of Cash Flows
                For the Six Months Ended June 30, 2004 and 2003
                                  (Unaudited)

                                              June 30, 2004  June 30, 2003
                                              -------------  -------------

Supplemental Disclosures of Cash Flow
Information:
 Cash paid during the period for
   Interest                                   $      -        $      -
   Income tax                                 $    72,251     $      -



Supplemental Disclosures of Non-Cash Items:
 For the six months ended June 30, 2004 and June 30, 2003.

    During 2002, the Company issued a total of 60,000 options to a director to purchase common stock at $2.54 per share, which was below the current market value of the Company common stock of $2.80. The options vest equally over 36 months. On the grant date, in accordance with APB 25, the Company recorded additional paid in capital and deferred compensation of $15,600. For periods prior to December 31, 2003 the Company recognized a total of $8,233 as compensation expense in connection with these options. For the six months ended June 30, 2004 and June 30, 2003, the Company recognized $2,600 as compensation expense in connection with these options.

                        PART I - FINANCIAL INFORMATION
              ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY
             Notes to Condensed Consolidated Financial Statements
                                 June 30, 2004
                                  (Unaudited)

Note 1 - Summary of Significant Accounting Policies

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles of the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. It is suggested that these condensed consolidated financial statements be read in conjunction with the December 31, 2003 audited financial statements and notes thereto for Armanino Foods of Distinction, Inc. The results of operations for the periods ended June 30, 2004 and 2003 are not necessarily indicative of the operating results for the full year.

     Basis of Presentation - The condensed consolidated financial statements include the accounts of Armanino Foods of Distinction, Inc. ("Parent") and it's wholly-owned dormant subsidiary AFDI, Inc.

     Consolidation - All significant intercompany transactions between Parent and subsidiary have been eliminated in consolidation.

     Cash and Cash Equivalents - The Company considers all highly liquid debt instruments (Treasury Bills/Certificates of Deposit) purchased with a maturity of three months or less to be cash equivalents. The Company had $852,883 in excess of federally insured amounts in its bank and brokerage accounts at June 30, 2004. At June 30, 2004 this amount included $610,101 from a matured Treasury Bill that was reinvested in a new Treasury Bill in July of 2004.

     Intangible Assets - The Company acquired Alborough, Inc. during May 1996. The Company recorded goodwill in the amount of $609,938 as part of the purchase. During October 2002, the Company purchased proprietary formulations, trademarks and related equipment of a product line sold under the Garlic Zing label. In relation to this purchase the Company recorded $95,000 for formulas and trademarks. In 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets". The Company has classified its intangible assets as indefinite-life intangible assets and accordingly does not record amortization. The Company has no other indefinite-life or definite-life intangible assets. (See Note 6)

     Accounts Receivable - Accounts receivable consist of trade receivables arising in the normal course of business. At June 30, 2004 and December 31, 2003, the Company has established an allowance for doubtful accounts of $43,000 and $30,231, respectively, which reflects the Company's best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. Amounts written off for the years presented are insignificant for disclosure.

     Revenue Recognition and Sales Incentives - The Company accounts for revenue recognition in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101), as amended SAB 104, SFAS 48, "Revenue Recognition When Right of Returns Exists" and EITF No. 00-14, 00-25, 01-09 "Accounting for Consideration Given by a Vendor to a Customer". The Company recognizes revenue when rights and risk of ownership have passed to the customer, there is persuasive evidence of an arrangement, product has been shipped or

                        PART I - FINANCIAL INFORMATION
              ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY
             Notes to Condensed Consolidated Financial Statements
                                 June 30, 2004
                                  (Unaudited)

Note 1 - Summary of Significant Accounting Policies (Continued)

delivered to the customer, the price and terms are finalized, and collection of resulting receivable is reasonably assured. Products are primarily shipped FOB shipping point at which time title passes to the customer. In some instances the Company uses common carriers for the delivery of products. In these arrangements, sales are recognized upon delivery to the customer. The Company's revenue arrangements with its customers often include early payment discounts and such sales incentives as trade allowances, promotions and co-operative advertising. These sales incentives are recorded at the later of when revenue is recognized or when the incentives are offered. Sales incentives that do not provide an identifiable benefit or provide a benefit where the Company could not have entered into an exchange transaction with a party other than the customer are netted against revenues. Incentives providing an identifiable benefit, where the Company could have entered into the same transaction with a party other than the customer, are classified under "General, administrative and selling" in the Operating Expenses section of the Consolidated Statements of Operations.

Net sales comprised of the following for the quarter and six months ended June 30, 2004 and 2003:

                           For the Quarters           For the Six Months
                            Ended June 30,              Ended June 30,
                          2004          2003          2004           2003
                       -----------   -----------   -----------   -----------

Gross Sales            $ 3,865,198   $ 3,630,439   $ 7,324,988   $ 7,536,670
Less   Discounts           (60,503)      (63,433)     (114,014)     (124,892)
       Slotting            (22,315)      (60,887)      (41,946)     (120,703)
       Promotional        (381,962)     (324,674)     (712,951)     (725,948)
                       -----------   -----------   -----------   -----------
Net Sales              $ 3,400,418   $ 3,181,445   $ 6,456,077   $ 6,565,127
                       -----------   -----------   -----------   -----------

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

                        PART I - FINANCIAL INFORMATION
              ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY
             Notes to Condensed Consolidated Financial Statements
                                 June 30, 2004
                                  (Unaudited)

Note 1 - Summary of Significant Accounting Policies (Continued)

     The weighted average common shares and common equivalent shares outstanding for purposes of calculating earnings per share were as follows:

                                        For the Quarters           For the Six Months
                                         Ended June 30,              Ended June 30,
                                       2004          2003          2004           2003
                                    -----------   -----------   -----------   -----------
Weighted average common shares
outstanding used in basic earning
(loss) per share                    3,384,284      3,250,108      3,367,443    3,250,108

Effect of dilutive stock options      188,425         22,362        211,592       18,038

Weighted average common shares and
potential dilutive common shares
outstanding used in dilutive
earnings/(loss) per share           3,572,709      3,272,470      3,579,035    3,268,146

     For the six months ended June 30, 2004 and June 30, 2003, the Company had 10,000 and 167,820, respectively, of additional stock options that could potentially dilute earnings per share in the future that were not included in the diluted computation because their effect was anti-dilutive.

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

     During 2002, the Company issued a total of 60,000 options to a director to purchase common stock at $2.54 per share, which was below the current market value of the Company common stock of $2.80. The options vest equally over 36 months. In accordance with APB 25, the Company recorded additional paid in capital and deferred compensation expense of $15,600. For the six months ended June 30, 2004 and June 30, 2003, the Company recognized $2,600 as compensation expense.

                        PART I - FINANCIAL INFORMATION
              ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY
             Notes to Condensed Consolidated Financial Statements
                                 June 30, 2004
                                  (Unaudited)

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

                                                 For the Quarters    For the Six Months
                                                  Ended June 30,       Ended June 30,
                                                 2004       2003      2004        2003
                                                --------   --------  --------   --------
Net Income (Loss)                As reported    $146,233   $(55,590) $163,398   $(71,007)
Add: Stock-based employee com-
 pensation expense included in
 reported net income, net of
 taxes                                               923        780     1,846      1,560
Deduct: Total stock-based employee
 compensation expense determined
 under fair value based method                    (5,327)   (12,791)   (8,752)   (25,582)
                                                --------   --------  --------   --------
Net Income (Loss)                Proforma       $141,829   $(67,601) $156,492   $(92,029)

Basic earnings (loss) per share  As reported    $    .04   $   (.02) $    .05   $   (.02)
                                 Proforma       $    .04   $   (.02) $    .05   $   (.03)
Diluted earnings(loss) per share As reported    $    .04   $   (.02) $    .05   $   (.02)
                                 Proforma       $    .04   $   (.02) $    .04   $   (.03)


     Reclassification - The financial statements for the quarter and six months ended June 30, 2003 have been reclassified to conform with the classifications and headings used in the quarter and six months ended June 30, 2004.

Note 2 - Inventory

     Inventory is carried at the lower of cost or market with cost being determined on the first-in, first-out method and consisted of the following:


                                         June 30, 2004    December 31, 2003
                                         -------------    -----------------
     Raw materials & supplies             $  476,122         $  353,395
     Finished goods                          869,455            731,676
                                          ----------         ----------
                                          $1,345,577         $1,085,071
                                          ==========         ==========

                        PART I - FINANCIAL INFORMATION
              ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY
             Notes to Condensed Consolidated Financial Statements
                                 June 30, 2004
                                  (Unaudited)

Note 3 - Related Party Transactions

     The Company incurred $11,870 and $11,640 respectively, for the six months ended June 30, 2004 and 2003, in accounting and consulting fees to an accounting firm, the managing partner of which is also a stockholder and director of the Company. Services provided by the accounting firm are in the area of tax preparation and related services, management and business consulting.

     The Company incurred $10,000 for the six months ended June 30, 2003 in consulting fees to a former director of the Company.

Note 4 - Property and Equipment

     Property and equipment consists of the following:

                             Estimated Useful                  December 31,
                               Life in Years    June 30, 2004     2003
                             ----------------   -------------  ------------
  Office Equipment                  3-10        $    188,407   $   188,407
  Computer and Software             2-5              149,593       132,142
  Plant Machinery & Equipment       5-20           3,806,513     3,756,438
  Vehicles                          7                 23,061        23,061
  Leasehold Improvements            3-10           1,829,423     1,802,372
                                                ------------   -----------
                                                   5,996,997     5,902,420
  Accumulated Depreciation                        (4,253,995)   (4,017,495)
                                                ------------   -----------
                                                $  1,743,002   $ 1,884,925
                                                ============   ===========

     During the six months ended June 30, 2004 and 2003, depreciation expense amounted to $236,500 and $256,667, respectively.

Note 5 -  Stockholders' Equity

     Common Stock:

     During the six months ended June 30, 2004, the Company issued 25,000 and 45,000 shares of stock at $2.31 and $2.54 per share, respectively, upon exercise of stock options by employees and a former director under the 1993 stock option plan.

     Stock Options:

     During March of 2004, the Company issued a total of 10,000 options to an employee to purchase common stock at $3.55 per share. The options vest equally over 36 months and expire in March 2014.

     As of June 30, 2004, the Company had 727,900 outstanding stock options to purchase the Company's stock at prices ranging from $2.31 to $3.55 per share to current and former employees, directors and former consultants, expiring in December 2004 through March 2014.

                        PART I - FINANCIAL INFORMATION
              ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY
             Notes to Condensed Consolidated Financial Statements
                                 June 30, 2004
                                  (Unaudited)

Note 5 -  Stockholders' Equity (Continued)

     Dividends:

     On December 11, 2003, the Company's Board of Directors declared a regular dividend of $.05 per share and a special dividend of $.05 per share that was paid on January 23, 2004 to shareholders of record on January 5, 2004 for a total of $333,490.

     On March 26, 2004, the Board of Directors approved a regular dividend of $0.05 per share on outstanding shares of the Company that was paid on April 30, 2004 to shareholders of record on April 12, 2004 for a total of $169,168.

     On May 27, 2004, the Board of Directors approved a regular dividend of $.05 per share on outstanding shares of the Company that was paid on July 23, 2004 to shareholders of record on June 25, 2004 for a total of $170,728.

Note 6 - Indefinite life - Intangible assets

     As of June 30, 2004, the Company's intangible assets consisted of the following:

                           Goodwill       $ 375,438
                           Formulas          95,000

     During the year ended December 31, 2003, the Company tested the intangible assets for impairment in accordance with SFAS No. 142. The Company used the quoted market price of it stock to test its intangible assets for impairment and determined that the Company's intangible assets were not impaired.

Note 7 - Subsequent Event

     On May 27, 2004, the Board of Directors approved a regular dividend of $0.05 per share on outstanding shares of the Company that was paid on July 23, 2004 to shareholders of record on June 25, 2004.

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

Results of Operations

     Net sales for the quarter ended June 30, 2004 were $3,400,418 compared to $3,181,445 for the quarter ended June 30, 2003. For the six months ended June 30, 2004 net sales were $6,456,077 compared to $6,565,127 for the six months ended June 30, 2003. The Company experienced an overall improvement in sales during the second quarter of 2004 due to the implementation of various sales strategies. The strategies focus on promotional programs to increase the Company's customer base. The lower overall sales for the first six months of 2004 were due to a major customer deciding to switch from the Company's frozen sauce to a competitor's shelf-stable sauce in the second quarter of 2003. Additionally, sales to retail outlets were impacted during the first quarter of 2004 due to a strike at the major supermarkets in Southern California.

     The Company continues to focus its efforts on increasing its customer base through various sales programs and development of new products. Promotional and marketing programs are used with various distributors and retail outlets to support existing sales and develop recognition of the Company's products. The research and development department assists the sales effort by developing new and innovative uses for the Company's products as well as formulating products that meet the specific needs of our customers.

     Cost of goods sold as a percentage of net sales decreased from 73.6% for the quarter ended June 30, 2003 to 67.5% for the quarter ended June 30, 2004. Cost of goods sold as a percentage of sales decreased from 73.6% for the six months ended June 30, 2003 to 68.2% for the six months ended June 30, 2004. The decrease in the cost of goods sold percentage, for the quarter and six months, was due to a shift in the product mix favoring higher margin products. Furthermore, prior year cost of goods sold included an impact from write-offs of old discontinued products and samples. Cost reductions and efficiencies in the production area also added to this improved cost of goods sold percentage for 2004.

     Operating expenses as a percentage of net sales were 26.8% for the quarter ended June 30, 2004 compared to 29.4% for the quarter ended June 30, 2003. Operating expenses as a percentage of net sales were 28.6% for the six months ended June 30, 2004 compared to 28.4% for the six months ended June 30, 2003. The reduction in this percentage for the quarter is primarily due to higher sales. The overall dollar amount of operating expenses for the quarter and six months was slightly lower in 2004 as compared to 2003. This reduction in overall dollar amount of operating expenses was primarily the result of

                        PART I - FINANCIAL INFORMATION

               ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS (Continued)

Results of Operations (continued)

lower commissions expense. The Company incurred broker commission expense in relation to a fixed fee contract in 2003. Because the contract called for a specified monthly fee, the expense was incurred without a direct correlation to sales.

     Net income for the quarter ended June 30, 2004 was $146,233 compared to a net loss of $55,590 for the quarter ended June 30, 2003. Net income for the six months ended June 30, 2004 was $163,398 compared to a net loss of $71,007 for the six months ended June 30, 2003. The losses experienced in 2003 were the result of write-offs of old discontinued products and samples. Additionally, cost cutting efforts and lower slotting expense contributed to the turnaround from a net loss in 2003 to net income in 2004.

Liquidity And Capital Resources

     At June 30, 2004, the Company had working capital of $4,580,241 an increase of $189,048 from December 31, 2003. The increase in working capital is primarily attributable to net income from continuing operations. Current assets included $4,100,289 in cash, cash equivalents, certificates of deposit and accounts receivable. Management believes that this level of working capital is adequate to meet anticipated needs for liquidity.

     During the six months ended June 30, 2004, cash provided by operating activities of the Company amounted to $428,057; the result of net income and non-cash depreciation.

     During the six months ended June 30, 2004, cash used for investing activities of the Company amounted to $484,061. This was primarily the result of the Company purchasing Certificates of Deposit in order to obtain a better return on available cash reserves. Additionally, cash used for investing activities was impacted by capital expenditures partially offset by proceeds from the direct financing lease.

     During the six months ended June 30, 2004, cash used for financing activities of the Company amounted to $330,657. This was primarily due to dividends paid during the six months and included a regular and special dividend declared in 2003 and paid in the first quarter of 2004. The cash used for dividend payments was partially offset by proceeds received from the exercise of stock options.

     Subsequent to June 30, 2004, the Company paid a dividend in the amount of $170,728 that was declared during the second quarter of 2004.

     The Company presently has no commitments for material capital expenditures.

                        PART I - FINANCIAL INFORMATION

               ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY

ITEM 3:  CONTROLS AND PROCEDURES

     As of June 30, 2004, under the supervision and with the participation of the Company's Chief Executive Officer and the Principal Financial Officer, management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2004. There were no significant changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.

                                  PART II
                              OTHER INFORMATION

II.  Other Information

Item 1.  Legal Proceedings.

         None

Item 2.  Changes In Securities and Use of Proceeds.

         None

Item 3.  Defaults Upon Senior Securities.

         None

Item 4.  Submission of Matters To A Vote of Security Holders.

         On May 28, 2004, the Company held an Annual Meeting of Shareholders at which William J. Armanino, John J. Micek, III, David B. Scatena, Joseph F. Barletta, Edmond J. Pera and Douglas R. Nichols were each reelected to the Board of Directors. In addition, the Company's shareholders ratified the appointment of Gregory & Eldredge, L.L.C. as the Company's auditors. The following sets forth the votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, as to each of the matters presented at the meeting:

Election of Directors:

               Nominees                For            Withheld
               --------                ---            --------

         William J. Armanino        2,449,035          11,368
         John J. Micek, III         2,439,375          21,028
         David B. Scatena           2,431,009          29,394
         Joseph F. Barletta         2,451,577           8,826
         Edmond J. Pera             2,448,609          11,794
         Douglas R. Nichols         2,457,629           2,774

Appointment of Gregory & Eldredge, L.L.C.

                 For                  Against        Abstentions
                 ---                  -------        -----------

         2,409,140 Shares          1,486 Shares     49,777 Shares

Item 5.  Other Information.

         None

                                   PART II
                               OTHER INFORMATION

II.  Other Information (continued)

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits:


             31.1   Certification of Chief      Filed herewith electronically
                    Executive Officer
                    Pursuant to Section 302
                    of the Sarbanes-Oxley Act
                    of 2002

             31.2   Certification of Chief      Filed herewith electronically
                    Financial Officer
                    Pursuant to Section 302
                    of the Sarbanes-Oxley Act
                    of 2002

             32.1   Certification of Chief      Filed herewith electronically
                    Executive Officer Pursuant
                    to 18 U.S.C. Section 1350

             32.2   Certification of Chief      Filed herewith electronically
                    Financial Officer Pursuant
                    to 18 U.S.C. Section 1350


         (b) Reports on Form 8-K:

             During the quarter ended June 30, 2004, the Company filed two reports on Form 8-K. The 8-K dated April 7, 2004 was to report information under Items 4 and 7 of that form concerning the change in registrant's certifying accountants. The 8-K dated April 21, 2004 was to report information under Items 7 and 12 of that form concerning the Company's earnings release for the first quarter of 2004.

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized.

                                 ARMANINO FOODS OF DISTINCTION, INC.



                                 By:/s/ William J. Armanino
                                    William J. Armanino
Dated August 9, 2004                President
                                    Chief Executive Officer


                                 By:/s/ Edmond J. Pera
                                    Edmond J. Pera
                                    Secretary
                                    Treasurer
                                    Chief Operating Officer (Principal
                                    Financial Officer)