Form 10QSB
period 2004-09-30
ARMANINO FOODS OF DISTINCTION INC /CO/
filed 2004-11-12
CIK 814339

U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                     For Quarter Ended September 30, 2004

                          Commission File No. 0-18200

                      ARMANINO FOODS OF DISTINCTION, INC.
       ----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

             COLORADO                              84-1041418
  ------------------------------        --------------------------------
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

                              Yes [X]  No [ ]


There were 3,409,108 shares of the Issuer's Common Stock outstanding as of September 30, 2004.

Transitional Small Business disclosure Format:  Yes [ ]  No  [X]




















                       PART I - FINANCIAL INFORMATION
              ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY
                     Condensed Consolidated Balance Sheets

                                    ASSETS

                                                        (Unaudited)
                                                       September 30,    December 31,
                                                            2004            2003
                                                       -------------    ------------
Current Assets:
 Cash and cash equivalents                             $   909,540      $ 1,414,244
 Certificates of deposit                                 1,584,000        1,062,942
 Accounts receivable, net                                1,459,782        1,677,090
 Inventory                                               1,145,771        1,085,071
 Prepaid expenses                                          201,918          216,685
 Current portion of direct financing lease receivable       56,143           68,485
 Current deferred tax asset                                 67,065          104,205
                                                       -----------      -----------
     Total Current Assets                                5,424,219        5,628,722

Property and Equipment, net                              1,653,317        1,884,925
Direct financing lease receivable, net                     395,568          439,836

Other Assets:
 Deposits                                                   32,000           32,000
 Goodwill                                                  375,438          375,438
 Indefinite life - Intangible assets                        95,000           95,000
 Deferred tax asset                                         54,895            9,220
                                                       -----------      -----------
     Total Other Assets                                    557,333          511,658
                                                       -----------      -----------
     Total Assets                                      $ 8,030,437      $ 8,465,141
                                                       ===========      ===========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Accounts payable, accrued payroll and payroll taxes   $   668,144      $   823,315
 Dividends payable                                         171,429          333,490
 Income taxes payable                                       33,284           80,724
                                                       -----------      -----------
     Total Current Liabilities                             872,857        1,237,529

Deferred income on direct financing lease                   49,946           56,459
                                                       -----------      -----------
     Total Liabilities                                     922,803        1,293,988

Stockholders' Equity:
 Preferred stock; no par value, 10,000,000 shares
  authorized, no shares issued and outstanding
 Common stock; no par value, 40,000,000 shares
  authorized, 3,409,108 shares issued and outstanding
  at September 30, 2004 and 3,325,108 at December 31,
  2003                                                   8,385,359        8,177,834
 Additional paid in capital                                 37,911           37,911
 Retained earnings/(deficit)                            (1,312,169)      (1,037,225)
                                                       -----------      -----------
                                                         7,111,101        7,178,520
  Less: Deferred compensation expense in accordance
   with APB 25                                              (3,467)          (7,367)
                                                       -----------      -----------
     Total Stockholders' Equity                          7,107,634        7,171,153
                                                       -----------      -----------
     Total Liabilities & Stockholders' Equity          $ 8,030,437      $ 8,465,141
                                                       ===========      ===========

The accompanying notes are an integral part of these condensed financial statements. The balances for December 31, 2003 were taken from the audited financial statements at that date and condensed.

                        PART I - FINANCIAL INFORMATION
               ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY
                 Condensed Consolidated Statements of Operations
                For the Quarter Ended September 30, 2004 and 2003
                                 (Unaudited)


                                   September 30, 2004    September 30, 2003
                                     ------------------    ------------------

Net Sales                                $3,249,171            $3,317,230
Cost of Goods Sold                        2,292,938             2,233,182
                                         ----------            ----------
     Gross Profit                           956,233             1,084,048

Operating Expenses:
 General, administrative and selling        325,136               303,387
 Salaries and wages                         420,210               374,474
 Commissions                                120,512               136,548
                                         ----------            ----------
     Total Operating Expenses               865,858               814,409

Income From Operations                       90,375               269,639

Other Income                                 12,417                11,445
                                         ----------            ----------
Income From Operations Before
 Income Taxes                               102,792               281,084

Current Tax Expense                          42,518                59,574
Deferred Tax Expense (Benefit)              (12,708)               37,400
                                         ----------            ----------
Net Income                               $   72,982            $  184,110

Basic Income Per Common Share            $     0.02            $      .06
                                         ==========            ==========

Weighted Average Common Shares
 Outstanding                              3,396,956             3,275,108
                                         ==========            ==========

Diluted Income Per Common Share          $     0.02            $      .06
                                         ==========            ==========

Weighted Average Common Shares
 Outstanding                              3,558,835             3,330,701
                                         ==========            ==========



The accompanying notes are an integral part of these unaudited condensed financial statements.

                        PART I - FINANCIAL INFORMATION
              ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY
               Condensed Consolidated Statements of Operations
             For the Nine Months Ended September 30, 2004 and 2003
                                 (Unaudited)

                                     September 30, 2004    September 30, 2003
                                     ------------------    ------------------

Net Sales                                $9,705,248            $9,882,356
Cost of Goods Sold                        6,697,744             7,067,934
                                         ----------            ----------
     Gross Profit                         3,007,504             2,814,422

Operating Expenses:
 General, administrative and selling      1,090,195             1,071,731
 Salaries and wages                       1,247,919             1,179,600
 Commissions                                372,315               426,436
                                         ----------            ----------
     Total Operating Expenses             2,710,429             2,677,767

Income From Operations                      297,075               136,655

Other Income                                 35,855                36,022
                                         ----------            ----------
Income From Operations Before
 Income Taxes                               332,930               172,677

Current Tax Expense                         105,084                59,574
Deferred Tax Expense (Benefit)               (8,534)                 -
                                         ----------            ----------
Net Income                               $  236,380            $  113,103
                                         ==========            ==========

Basic Income Per Common Share            $      .07            $      .03
                                         ==========            ==========

Weighted Average Common Shares
 Outstanding                              3,377,353             3,258,533
                                         ==========            ==========

Diluted Income Per Common Share          $      .07            $      .03
                                         ==========            ==========

Weighted Average Common Shares
 Outstanding                              3,572,374             3,289,089
                                         ==========            ==========




The accompanying notes are an integral part of these unaudited condensed financial statements.

                        PART I - FINANCIAL INFORMATION
               ARMANINO FOODS OF DISTINCTION, INC. SUBSIDIARY
               Condensed Consolidated Statements of Cash Flows
             For the Nine Months Ended September 30, 2004 and 2003
                                (Unaudited)

                                                      September 30,    September 30,
                                                          2004             2003
                                                      -------------    -------------
Cash Flows From Operating Activities:
 Net income                                            $  236,380       $  113,103
 Adjustment to reconcile net income to net
  cash provided by operations:
   Depreciation                                           354,750          385,610
   (Gain) Loss on sale of equipment                          (383)           5,362
   Net change in deferred taxes                            (8,535)            -
   Earned revenue from direct financing lease              (6,513)          (4,728)
   Compensation for options                                 3,900            3,900
   Bad debt expense                                        25,640           14,440
  Changes in assets and liabilities:
   Decrease in accounts receivable                        191,668          626,770
   (Increase)/Decrease in inventories                     (60,700)         449,645
   Decrease in prepaid expenses                            14,767           84,371
   Decrease in accounts payable, accrued payroll
    and payroll taxes                                    (155,171)        (276,017)
   Increase/(Decrease) in income taxes payable            (47,440)          29,573
                                                       ----------       ----------
Total Adjustments                                         311,983        1,318,926
                                                       ----------       ----------
     Net Cash Provided By Operating Activities            548,363        1,432,029

Cash Flows From Investing Activities:
 Proceeds from sale of equipment                            3,000            3,000
 Capital expenditures                                    (125,759)        (168,090)
 Proceeds received from direct financing lease             56,610           41,099
 Purchase of certificates of deposit                     (521,058)        (630,000)
                                                       ----------       ----------
     Net Cash Used For Investing Activities              (587,207)        (753,991)

Cash Flows From Financing Activities:
 Dividends paid                                          (673,388)        (490,778)
 Proceeds from exercise of stock options                  207,528          126,875
                                                       ----------       ----------
     Net Cash Used For Financing Activities:             (465,860)        (363,903)

Net Increase/(Decrease) In Cash and Cash Equivalents     (504,704)         314,135

Cash and Cash Equivalents Beginning of Period           1,414,244        1,094,002
                                                       ----------       ----------
Cash and Cash Equivalents End of Period                $  909,540       $1,408,137
                                                       ==========       ==========


The accompanying notes are an integral part of these unaudited condensed financial statements.

                                 (Continued)

                        PART I - FINANCIAL INFORMATION
             ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY
              Condensed Consolidated Statements of Cash Flows
           For the Nine Months Ended September 30, 2004 and 2003
                               (Unaudited)



                                              September 30,    September 30,
                                                  2004             2003
                                              -------------    -------------

Supplemental Disclosures of Cash Flow
Information:
 Cash paid during the period for
  Interest                                       $     -         $    -
  Income tax                                     $  161,229      $    -

Supplemental Disclosures of Non-Cash Items:

  For the nine months ended September 30, 2004 and September 30, 2003.


  During 2002, the Company issued a total of 60,000 options to a director to purchase common stock at $2.54 per share, which was below the current market value of the Company common stock of $2.80. The options vest equally over 36 months. On the grant date, in accordance with APB 25, the Company recorded additional paid in capital and deferred compensa-tion of $15,600. For periods prior to December 31, 2003 the Company recognized a total of $8,233 as compensation expense in connection with these options. For the nine months ended September 30, 2004 and September 30, 2003, the Company recognized $3,900 as compensation expense in connection with these options.

                        PART I - FINANCIAL INFORMATION
              ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY
             Notes to Condensed Consolidated Financial Statements
                             September 30, 2004
                                 (Unaudited)

Note 1 - Summary of Significant Accounting Policies

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles of the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. It is suggested that these condensed consolidated financial statements be read in conjunction with the December 31, 2003 audited consolidated financial statements and notes thereto for Armanino Foods of Distinction, Inc. The results of operations for the periods ended September 30, 2004 and 2003 are not necessarily indicative of the operating results for the full year.

     Basis of Presentation - The condensed consolidated financial statements include the accounts of Armanino Foods of Distinction, Inc. ("Parent") and it's wholly-owned dormant subsidiary AFDI, Inc.

     Consolidation - All significant intercompany transactions between Parent and subsidiary have been eliminated in consolidation.

     Cash and Cash Equivalents - The Company considers all highly liquid debt instruments (Treasury Bills/Certificates of Deposit) purchased with a maturity of three months or less to be cash equivalents. The Company had $84,674 in excess of federally insured amounts in its bank and brokerage accounts at September 30, 2004.

     Intangible Assets - The Company acquired Alborough, Inc. during May 1996. The Company recorded goodwill in the amount of $609,938 as part of the purchase. During October 2002, the Company purchased proprietary formulations, trademarks and related equipment of a product line sold under the Garlic Zing label. In relation to this purchase the Company recorded $95,000 for formulas and trademarks. In 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets". The Company has classified its intangible assets as indefinite-life intangible assets and accordingly does not record amortization. The Company has no other indefinite-life or definite-life intangible assets. (See Note 6)

     Accounts Receivable - Accounts receivable consist of trade receivables arising in the normal course of business. At September 30, 2004 and December 31, 2003, the Company has established an allowance for doubtful accounts of $43,945 and $30,231, respectively, which reflects the Company's best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. Amounts written off for the years presented are insignificant for disclosure.

                        PART I - FINANCIAL INFORMATION
              ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY
             Notes to Condensed Consolidated Financial Statements
                             September 30, 2004
                                 (Unaudited)

Note 1 - Summary of Significant Accounting Policies (Continued)

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

     Net sales comprised of the following for the quarter and nine months ended September 30, 2004 and 2003:

                                  For the Quarters            For the Nine Months
                                 Ended September 30,           Ended September 30,
                                2004             2003         2004           2003
                              ----------     ----------    -----------    -----------
Gross Sales                   $3,705,701     $3,755,532    $11,030,689    $11,292,201
Less   Discounts                 (60,161)       (58,123)      (174,175)      (183,015)
       Slotting                  (21,107)       (32,651)       (63,053)      (153,354)
       Promotional              (375,262)      (347,528)    (1,088,213)    (1,073,476)
                              ----------     ----------    -----------    -----------
Net Sales                     $3,249,171     $3,317,230    $ 9,705,248    $ 9,882,356
                              ----------     ----------    -----------    -----------

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

                        PART I - FINANCIAL INFORMATION
              ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY
             Notes to Condensed Consolidated Financial Statements
                             September 30, 2004
                                 (Unaudited)

Note 1 - Summary of Significant Accounting Policies (Continued)

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

     The weighted average common shares and common equivalent shares outstanding for purposes of calculating earnings per share were as follows:

                                  For the Quarters            For the Nine Months
                                 Ended September 30,           Ended September 30,
                                2004             2003         2004           2003
                              ----------     ----------    -----------    -----------
Weighted average common
shares outstanding used in
basic earnings per share       3,396,956      3,275,108      3,377,353      3,258,533

Effect of dilutive stock
options                          161,879         55,593        195,021         30,556

Weighted average common
shares and potential
dilutive common shares
outstanding used in dilutive
earnings per share             3,558,835      3,330,701      3,572,374      3,289,089

     For the nine months ended September 30, 2004 and September 30, 2003, the Company had 10,000 and 22,000, respectively, of additional stock options that could potentially dilute earnings per share in the future that were not included in the diluted computation because their effect was anti-dilutive.

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

                        PART I - FINANCIAL INFORMATION
              ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY
             Notes to Condensed Consolidated Financial Statements
                             September 30, 2004
                                 (Unaudited)

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

     During 2002, the Company issued a total of 60,000 options to a director to purchase common stock at $2.54 per share, which was below the current market value of the Company common stock of $2.80. The options vest equally over 36 months. In accordance with APB 25, the Company recorded additional paid in capital and deferred compensation expense of $15,600. For the nine months ended September 30, 2004 and September 30, 2003, the Company recognized $3,900 as compensation expense.

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

                                                For the Quarters        For the Nine Months
                                               Ended September 30,      Ended September 30,
                                                2004        2003         2004         2003
                                              --------    ---------    ---------    ---------
Net Income                      As reported   $ 72,982    $ 184,110    $ 236,380    $ 113,103
Add: Stock-based employee
 compensation expense included
 in reported net income, net
 of taxes                                          923          780        2,769        2,340
Deduct: Total stock-based
 employee compensation expense
 determined under fair value
 based method                                   (4,376)     (12,791)     (13,128)     (38,373)
                                              --------    ---------    ---------    ---------
Net Income                      Proforma      $ 69,529    $ 172,099    $ 226,021    $  77,070

Basic earnings per share        As reported   $    .02    $     .06    $     .07    $     .03
                                Proforma      $    .02    $     .05    $     .07    $     .02

Diluted earnings per share      As reported   $    .02    $     .06    $     .07    $     .03
                                Proforma      $    .02    $     .05    $     .06    $     .02

                        PART I - FINANCIAL INFORMATION
              ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY
             Notes to Condensed Consolidated Financial Statements
                             September 30, 2004
                                 (Unaudited)

Note 1 - Summary of Significant Accounting Policies (Continued)

     Reclassification - The financial statements for the quarter and nine months ended September 30, 2003 have been reclassified to conform with the classifications and headings used in the quarter and nine months ended September 30, 2004.

Note 2 - Inventory

     Inventory is carried at the lower of cost or market with cost being determined on the first-in, first-out method and consisted of the following:

                                September 30, 2004     December 31, 2003
                               ------------------      -----------------

   Raw materials & supplies        $  319,969             $  353,395
   Finished goods                     825,802                731,676
                                   ----------             ----------
                                   $1,145,771             $1,085,071
                                   ==========             ==========

Note 3 - Related Party Transactions

     The Company incurred $13,350 and $12,145 respectively, for the nine months ended September 30, 2004 and 2003, in accounting and consulting fees to an accounting firm, the managing partner of which is also a stockholder and director of the Company. Services provided by the accounting firm are in the area of tax preparation and related services, management and business consulting.

     The Company incurred $10,000 for the nine months ended September 30, 2003 in consulting fees to a former director of the Company.

Note 4 - Property and Equipment

     Property and equipment consists of the following:

                          Estimated Useful    September 30,    December 31,
                           Life in Years          2004             2003
                          ----------------    -------------    ------------

Office Equipment               3-10            $   205,996     $   188,407
Computer and Software          2-5                 154,413         132,142
Plant Machinery & Equipment    5-20              3,809,007       3,756,438
Vehicles                       7                    23,061          23,061
Leasehold Improvements         3-10              1,829,423       1,802,372
                                               -----------     -----------
                                                 6,021,900       5,902,420
Accumulated Depreciation                        (4,368,583)     (4,017,495)
                                               -----------     -----------
                                               $ 1,653,317     $ 1,884,925
                                               ===========     ===========

                        PART I - FINANCIAL INFORMATION
              ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY
             Notes to Condensed Consolidated Financial Statements
                             September 30, 2004
                                 (Unaudited)

Note 4 - Property and Equipment (Continued)

     During the nine months ended September 30, 2004 and 2003, depreciation expense amounted to $354,750 and $385,610, respectively.

Note 5 - Stockholders' Equity

     Common Stock:

          During the nine months ended September 30, 2004, the Company issued 25,000 and 59,000 shares of stock at $2.31 and $2.54 per share, respectively, upon exercise of stock options by employees and a former director under the 1993 stock option plan.

     Stock Options:

          During March of 2004, the Company issued a total of 10,000 options to an employee to purchase common stock at $3.55 per share. The options vest equally over 36 months and expire in March 2014.

          As of September 30, 2004, the Company had 713,900 outstanding stock options to purchase the Company's stock at prices ranging from $2.31 to $3.55 per share to current and former employees, directors and former consultants, expiring in December 2004 through March 2014.

     Dividends:

          On December 11, 2003, the Company's Board of Directors declared a regular dividend of $.05 per share and a special dividend of $.05 per share that was paid on January 23, 2004 to shareholders of record on January 5, 2004 for a total of $333,493.

          On March 26, 2004, the Board of Directors approved a regular dividend of $0.05 per share on outstanding shares of the Company that was paid on April 30, 2004 to shareholders of record on April 12, 2004 for a total of $169,168.

          On May 27, 2004, the Board of Directors approved a regular dividend of $.05 per share on outstanding shares of the Company that was paid on July 23, 2004 to shareholders of record on June 25, 2004 for a total of $170,727.

          On September 16, 2004, the Board of Directors approved a regular dividend of $0.05 per share on outstanding shares of the Company that was paid on October 25, 2004 to shareholders of record on October 8, 2004.

                        PART I - FINANCIAL INFORMATION
              ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY
             Notes to Condensed Consolidated Financial Statements
                             September 30, 2004
                                 (Unaudited)

Note 6 - Indefinite life - Intangible assets

     As of September 30, 2004, the Company's intangible assets consisted of the following:

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

Results of Operations

     Net sales for the quarter ended September 30, 2004 were $3,249,171 compared to $3,317,230 for the quarter ended September 30, 2003. For the nine months ended September 30, 2004 net sales were $9,705,248 compared to $9,882,356 for the nine months ended September 30, 2003. The decrease in net sales for the third quarter was due to slightly lower gross sales and higher promotional allowances during the period. The lower overall sales for the first nine months of 2004 were mostly due to lower pasta sales experienced in the first six months of 2004. The decrease in pasta sales during the first six months was primarily due to a strike at a major supermarket chain in Southern California as well as the trend towards low carbohydrate diets.

     The Company continues to focus its efforts on increasing its customer base through various sales programs and development of new products. Promotional and marketing programs are used with various distributors and retail outlets to support existing sales and develop recognition of the Company's products. The research and development department assists the sales effort by developing new and innovative uses for the Company's products as well as formulating products that meet the specific needs of its customers.

     Cost of goods sold as a percentage of sales increased from 67.3% for the quarter ended September 30, 2003 to 70.6% for the quarter ended September 30, 2004. Cost of goods sold as a percentage of sales decreased from 71.5% for the nine months ended September 30, 2003 to 69% for the nine months ended September 30, 2004. The increase in cost of goods sold as a percentage of net sales during the third quarter was primarily due to higher overall manufacturing cost. Several factors contributed to the higher manufacturing cost. Meat prices were raised by a co-packer at the beginning of 2004. Additionally, higher energy prices and inclement weather that caused increases in some product ingredient costs resulted in higher packaging and raw material costs used for the Company's products. The higher direct material costs were partially offset by other manufacturing cost reductions and efficiencies in the production area. The decrease in overall cost of goods sold as a percentage of net sales for the nine months ended September 30, 2004 was primarily due to the impact, in 2003, from write-offs of old discontinued products and samples.

                        PART I - FINANCIAL INFORMATION
              ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS (Continued)

     Operating expenses as a percentage of net sales were 26.6% for the quarter ended September 30, 2004 compared to 24.6% for the quarter ended September 30, 2003. Operating expenses as a percentage of net sales were 27.9% for the nine months ended September 30, 2004 compared to 27.1% for the nine months ended September 30, 2003. The increase in overall operating expenses, for the quarter and nine months, was primarily the result of the Company implementing new sales strategies. Some of the strategies employed resulted in an increase in the Company's sales staff and is reflected in the higher cost of salaries and wages for the quarter and nine months ended September 30, 2004. Furthermore, the increases in operating expenses were impacted by higher general, administrative and selling expenses. These expenses increased due to higher samples and demonstration expense incurred during the current quarter and nine months ended September 30, 2004 as compared to comparable periods in 2003. These increases were partially offset by lower outside broker commissions expense. The Company incurred broker commission expense in relation to a fixed fee contract in 2003. Because the contract called for a specified monthly fee, the expense was incurred without a direct percentage correlation to sales.

     Net income for the quarter ended September 30, 2004 was $72,982 compared to net income of $184,110 for the quarter ended September 30, 2003. Net income for the nine months ended September 30, 2004 was $236,380 compared to net income of $113,103 for the nine months ended September 30, 2003. The lower net income for the quarter was the result of slightly lower net sales, higher direct material costs, higher salaries and wages and higher selling expenses. The higher net income for the nine months was the result of losses sustained in the first two quarters of 2003. The prior year losses were the result of write-offs of old discontinued products and samples. Additionally, staff reductions in the second half of 2003 and lower slotting expense in 2004 contributed to a turnaround from a net loss to net income in the first two quarters of 2004.

Liquidity and Capital Resources

     At September 30, 2004, the Company had working capital of $4,551,362 an increase of $160,169 from December 31, 2003. The increase in working capital is primarily attributable to net income from continuing operations. Current assets included $3,953,322 in cash, cash equivalents, certificates of deposit and accounts receivable. Management believes that this level of working capital is adequate to meet anticipated needs for liquidity.

     During the nine months ended September 30, 2004, cash provided by operating activities of the Company amounted to $548,363; primarily the result of net income and non-cash depreciation.

     During the nine months ended September 30, 2004, cash used for investing activities of the Company amounted to $587,207. This was primarily the result of the Company purchasing Certificates of Deposit in order to obtain a better return on available cash reserves. Additionally, cash used for investing activities was impacted by capital expenditures partially offset by proceeds from the direct financing lease.

                        PART I - FINANCIAL INFORMATION
              ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS (Continued)

     During the nine months ended September 30, 2004, cash used for financing activities of the Company amounted to $465,860. This was primarily due to dividends paid during the nine months and included a regular and special dividend declared in 2003 and paid in the first quarter of 2004. The cash used for dividend payments was partially offset by proceeds received from the exercise of stock options.

     Subsequent to September 30, 2004, the Company paid a dividend in the amount of $171,429 that was declared during the third quarter of 2004.

     The Company presently has no commitments for material capital expenditures.

ITEM 3:  CONTROLS AND PROCEDURES

     As of September 30, 2004, under the supervision and with the participation of the Company's Chief Executive Officer and the Principal Financial Officer, management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2004. There were no significant changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.

                                   PART II
                              OTHER INFORMATION

II.  Other Information

Item 1.  Legal proceedings

         None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

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

         (a) Exhibits:

       31.1      Certification of Chief      Filed herewith electronically
                 Executive Officer
                 Pursuant to Section 302
                 of the Sarbanes-Oxley Act
                 of 2002

       31.2 Certification of Principal Filed herewith electronically Financial Officer
                 Pursuant to Section 302
                 of the Sarbanes-Oxley Act
                 of 2002

       32.1      Certification of Chief      Filed herewith electronically
                 Executive Officer Pursuant
                 to 18 U.S.C. Section 1350

       32.2 Certification of Principal Filed herewith electronically Financial Officer Pursuant to 18 U.S.C. Section 1350

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized.

                                 ARMANINO FOODS OF DISTINCTION, INC.



Dated: November 12, 2004         By: /s/ William J. Armanino
                                     William J. Armanino
                                     President
                                     Chief Executive Officer

                                 By: /s/Edmond J. Pera
                                     Edmond J. Pera
                                     Secretary
                                     Treasurer
                                     Chief Operating Officer (Principal
                                     Financial Officer)