Form 10KSB
period 2004-12-31
ARMANINO FOODS OF DISTINCTION INC /CO/
filed 2005-03-29
CIK 814339

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 FORM 10-KSB

     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

            For the Fiscal Year ended:  December 31, 2004

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

Check whether the Issuer(1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of March 24, 2005, 3,445,108 Shares of the Registrant's Common Stock were outstanding. The aggregate market value of voting stock of the Registrant held by non-affiliates was approximately $7,593,000.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.  $13,138,264.

Documents incorporated by reference: None.





                                   PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

THE COMPANY

     Armanino Foods of Distinction, Inc. (the "Company"), is a Colorado corporation incorporated in 1986. The Company is currently engaged in the production and marketing of upscale and innovative frozen and refrigerated food products, including pesto and other sauces, stuffed and flat pasta products, focaccia, cooked meat and poultry products and garlic spread/dip products.

     The Company's business began in 1978 as Armanino Frozen Foods, a division of Armanino Marketing Corp., which started producing frozen pesto sauce. In January 1987, substantially all of the business conducted by Armanino Frozen Foods division was transferred to Armanino Foods of Distinction, Inc., a Delaware corporation ("Armanino-Delaware"). In February 1988, Armanino-Delaware was acquired by the Company in a stock exchange transaction in which Armanino-Delaware became a wholly-owned subsidiary of the Company.
In December 1990, Armanino-Delaware was merged into the Company.

     In August 2001, the Company purchased from Pan Ready Foods, Inc., the machinery and equipment and proprietary formulations which allowed Pan Ready to produce and distribute cooked meat and poultry product lines. Contemporaneously, the Company entered into agreements with Swiss American Sausage Co., a division of Provena Foods, Inc., which provides for Swiss American to manufacture for the Company, utilizing the equipment the Company purchased from Pan Ready, the Company's own proprietary cooked meat product lines as well as the product lines purchased from Pan Ready Foods.

     In October 2002, the Company acquired the assets of East Bay Natural Foods which consisted of equipment, related proprietary formulations and processes and other intellectual property. The Company paid $100,000 for the acquired assets. The product line, sold under the name "Garlic Zing[R], is a natural "vegan" substitute for mayonnaise-based spreads. The Garlic Zing[R] line serves as a refrigerated product extension of the Company's pesto sauce line and is being marketed in supermarkets and other retail outlets under the Armanino label. The Company is manufacturing the product line in its Hayward plant.

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

     On March 10, 2005 the Company announced that its board of directors had unanimously approved the termination of the registration of the Company's common stock under Section 12(g) of the Securities and Exchange Act of 1934 by the filing of a Form 15-Certification and Notice of Termination. The Company intends to make the filing on or about May 13, 2005. As a consequence of such filing the Company's obligations to file periodic reports with the Securities and Exchange Commission will be immediately suspended and the Company's common stock will no longer be traded on NASDAQ. The Company expects that its common stock will continue to be quoted through the Pink Sheets Electronic Quotation Service, although the Company can make no assurance that the Company's stock will be quoted on such Service. The Company does not plan to file a Quarterly Report on Form 10-QSB for the quarter ended March 31, 2005.

     The Company is eligible to file Form 15 because as of December 31, 2004 it had fewer than 500 shareholders of record and as of December 31, 2002, 2003 and 2004 had less than $10 million in assets. Although following deregistration the Company will no longer be required to file Securities and Exchange Commission Forms 10-KSB, 10-QSB, 8-K and proxy statements, the Company intends to continue to have its financial statements audited and expects to make quarterly and annual financial and other information publicly available.

     The Company's corporate offices are presently located at 30588 San Antonio Street, Hayward, California 94544, and its telephone number is
(510)441-9300.

PRODUCTS

     The Company's line of frozen products presently includes pesto sauces, stuffed pastas and pasta sheets as well as value-added specialty Italian pastas, focaccia, cooked meat and poultry products. These products are marketed through a network of food brokers and sold to retail and foodservice distributors, club type stores and industrial accounts. Several of these products are sold under two (2) separate labels, namely the Italian Holiday[R] label, which services the retail customers and the Bay City[R] brand label, which serves retail meat and deli customers, as well as foodservice customers in the western region of the U.S. The Company's line of refrigerated products include the Garlic Zing[R] product line which is sold only under the Garlic Zing[R] label only to retail customers in the Western region of the U.S. at this time. The products and the labels they bear are identified as such in each product's category described below.

     The Company presently markets a line of pesto sauces which are available in seven varieties: Basil, Classic Ligurian Basil, Cilantro, Dried Tomato-Garlic, Roasted Red Bell Pepper, Artichoke, and Chipotle, as well as a white sauce and a mushroom sauce, all of which are packaged under the Armanino label. The Basil pesto sauce is available to the Company's retail, foodservice and industrial customers, and the Dried Tomato Garlic, Roasted Red Bell Pepper, Cilantro, Classic Ligurian Basil, Artichoke and Chipotle pesto sauces and the white and mushroom sauces are available to foodservice industrial customers only.

     The Company markets several lines of frozen pastas, namely stuffed pastas and pasta sheets, cooked and uncooked.

     The Company's line of frozen stuffed pastas, both cooked and uncooked, includes meat, chicken, lobster, shrimp, butternut squash, pumpkin and cheese ravioli and jumbo cheese, jumbo mushroom and jumbo chicken rosemary ravioli; jumbo cheese/spinach green dough ravioli; cheese raviolini; meat filled, tricolor cheese and cheese tortellini; and tri-color cheese and cheese capelletti, manicotti and stuffed shells. The meat and cheese ravioli and tri-color and cheese tortellini are available to the Company's retail and foodservice customers. The chicken ravioli is available to the Company's retail customers only. The afore-mentioned stuffed pasta products, as well as potato gnocchi and pasta sheets, are available to the Company's foodservice customers only. All of these products are sold under the Armanino brand label.

     The Company's frozen cooked meat and poultry product line presently consists of cooked meatballs, beef, pork and veal patties, chicken nuggets, chicken strips, chicken patties and uncooked beef liver. The meatball line consists of three varieties namely beef, turkey-beef and Italian-style (beef) meatballs. The beef meatballs are available to retail and foodservice customers under the Armanino label. The turkey-beef meatballs are available to the Company's retail customers only and the Italian-style meatballs are available to the Company's foodservice customers only, both under the Armanino label. The chicken strips and chicken nuggets are available to retail customers under the Bay City label. All other cooked and uncooked meat and poultry products are available to foodservice customers only in the Western region of the U.S. under the Armanino label.

     The Company's line of Garlic Zing[R] refrigerated products, which may be used as a sandwich spread, dip or topping, includes five (5) flavors, namely Original, Tomato Basil, Roasted Red Bell Pepper, Jalapeno and Dill. These products are available to the Company's retail customers in the Western region of the U.S. under the Garlic Zing[R] label.

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

NEW PRODUCTS

     During the second quarter of 2005, the Company plans to introduce organic frozen pesto products. The Company will continue to research the addition of sauces, sandwich spreads/dressings and stuffed pasta products to enhance the foodservice and retail lines of products in the future.

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

     In the first quarter of 2000, the Company determined that it would be more feasible to discontinue the in-house production of the specialty type pasta line of products and concentrate its efforts on the manufacture of its ravioli and tortellini line of products due to the increased demands for these products by its customers. The Company continues to market the specialty pasta products; however, they are manufactured for the Company by an outside source under a co-pack arrangement.

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

     In 2003, The Company acquired a second bowl chopper as a back up for its pesto sauce line.

     The annual production rate of products varies as does the capacity of the equipment, depending on the type of product being produced. The Company believes that its equipment has sufficient capacity to meet its production needs for at least the next twelve months.

     The Company's line of frozen meatballs was formerly manufactured by Pan Ready (formerly Spun Steak) of South San Francisco, California. The Company had an agreement with Pan Ready pursuant to which that company manufactured these products based on the Company's proprietary formulas at a set price, as well as Pan Ready's products on a "private label" basis at a set price. Pan Ready had agreed to keep the Company's proprietary recipes confidential.

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

     Certain stuffed pasta products are manufactured for the Company by Marzetti Frozen Pasta, Inc. ("Marzetti") of Altoona, Ohio. The Company has an agreement with Marzetti pursuant to which that company manufactures and packages certain of their products on a "private-label" basis at a set price for the Company.

     Certain specialty stuffed pastas and flat pasta products are manufactured for the Company by Il Pastaio ("Il Pastaio") of San Francisco, California.
The Company has an agreement with Il Pastaio pursuant to which that company manufactures and packages certain of their products on a "private-label" basis at a set price for the Company.

     The Company's potato gnocchi product is manufactured for the Company by San Francisco Pasta of Hayward, CA. The Company has an agreement with San Francisco Pasta pursuant to which that company manufactures and packages this product on a "private-label" basis at a set price for the Company.

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

     With regard to the production of frozen pesto sauces and pasta products at the Company's own facilities, the Company is responsible for the supervision of the above-mentioned quality assurance measures and has employed its own in-house quality control personnel to assure that the Company's processing and sanitation compliances are met. The Company also performs process analysis as well as microbiological analysis and nutritional calculations of its in-house production, and uses a Modesto, California laboratory firm to assist in this testing, as needed. The Company completed its Hazard Analysis and Critical Control Points ("HACCP") program, required by USDA regulations. The Company implemented this program subsequent to receiving approval of the program by the U.S.D.A. in January 1999. In addition to the Company's HACCP program, the Company has had in place since 1996, a Recall Plan. This plan is updated, as needed or warranted, and mock recalls are performed on a periodic basis.

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

DISTRIBUTION AND MARKETING

     The Company's products are marketed through a network of food brokers and sold to retail, foodservice, club-type stores, and industrial accounts.
During the third quarter of 1998, the Company appointed DOT Foods to distribute the Company's line of products to new and existing customers on a non-exclusive national basis. DOT Foods is a master distributor servicing both regional and national distributors. Approximately 39% of the Company's sales were handled by DOT Foods during each of the years 2004 and 2003.

     For the year 2004, two (2) independent brokers, namely, Herspring, Inc. and Progressive Marketing accounted for 16% and 10%, respectively, of the sales of the Company.

     For the year 2003, two (2) independent brokers, namely, Herspring, Inc. and Enhance Marketing accounted for 17% and 10%, respectively, of the sales of the Company.

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

RAW MATERIALS

     The Company primarily uses basil, vegetables, canola oil, eggs, dairy products, cooked and uncooked meat and poultry, dried tomatoes, bread crumbs, flour, garlic, herbs and spices in the production of its products. There are ample supplies of these raw materials and the Company anticipates no raw material supply shortages in the foreseeable future.

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

EMPLOYEES

     As of March 15, 2005, the Company employed 38 persons on a full-time basis and one on a part-time basis. The Company also presently uses two to five persons on a full-time basis, as needed, from a temporary employment service.

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

     In November 1995, the Company received a trademark registration for the mark Italian Holiday[R] from the U.S. Patent and Trademark office. This trademark was used by the Company on certain of its frozen stuffed pasta products and meatball products. The Company currently uses this trademark on its value-added line of pasta and meatball products only.

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

ITEM 2.  DESCRIPTION OF PROPERTY.

     The Company leases approximately 24,375 square feet of office, production and warehouse space located at 30588 San Antonio Street, Hayward, California, 94544. The base rent was $ 16,209 per month through August 9, 2004. On August 10, 2004, the monthly base rent was increased to $16,777. The monthly rent will increase on August 10, 2005 and every subsequent year of the extended lease term based on the increase in the Consumer Price Index on that date. The minimum increase will be 3.5% and the maximum will be 7% in August 2005 and 2007. The minimum rent in August 2006 will be based on the increase in the Consumer Price Index from August 2005 or $.85 per square foot whichever is greater. In January 2003, the Company exercised an option to extend the lease term for five years. The lease expires on August 9, 2008, with an option to extend the term for an additional five year period. In addition to the base rent the Company is required to pay all utilities, expenses, maintain insurance on the property and pay any increases in real estate taxes on the property.

     In January 2002, the Company leased approximately 7,408 square feet of additional office and warehouse space located at 30641 San Antonio Street, Hayward, California 94544. The base rent is $5,829 per month plus an additional $1,249 per month for C.A.M. and HVAC expenses through December 31, 2005. The monthly rental increased effective January 1, 2005 and will increase each January 1st thereafter until the end of the lease term based on the Consumer Price Index on that date with a minimum of 3% cumulative annual increase and a maximum of a 6% cumulative annual increase. The lease expires on December 31, 2008, with an option to extend the term for one five year period. In addition to the base rent, CAM and HVAC expenses, the Company is required to pay utilities respective to the Company's space, maintain insurance on the space and Company's personal property within the space and pay its pro-rata portion of any increase in real estate taxes on the property.

ITEM 3.  LEGAL PROCEEDINGS.

     The Company is not a party to any material legal proceeding.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the Company's shareholders during the fourth quarter of the year ended December 31, 2004.

                                   PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     PRINCIPAL MARKET OR MARKETS. The Company's Common Stock is traded in the over-the-counter market and, since April 27, 1990, has been traded on the Nasdaq Small-Cap Market under the symbol "ARMF".

     On March 10, 2005 the Company announced its intention to terminate the registration of its common stock under Section 12(g) of the Securities and Exchange Act of 1934 by the filing of a Form 15-Certification and Notice of Termination. The termination is expected to take place on or about May 13, 2005. Effective at the time of such filing, the Company's common stock will no
longer be eligible for trading on Nasdaq.   The Company expects that its
common stock will continue to be quoted through the Pink Sheets Electronic Quotation Service, although the Company can make no assurance that the Company's stock will be quoted on such service.

     The following table sets forth the high and low sales prices of the Common Stock for the periods indicated, as reported by The Nasdaq Stock Market.

     QUARTER ENDED                             HIGH         LOW
     ------------------                        -----       -----

     March 31, 2003                            $3.00       $2.26
     June 30, 2003                             $3.19       $2.16
     September 30, 2003                        $3.15       $2.50
     December 31, 2003                         $3.99       $2.72

     March 31, 2004                            $3.90       $3.20
     June 30, 2004                             $5.20       $3.05
     September 30, 2004                        $3.65       $2.59
     December 31, 2004                         $3.34       $2.61

     APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK. The number of holders of record of the Company's no par value common stock at March 24, 2005, was 431.

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

     On March 26, 2004, the Board of Directors approved a regular dividend of $0.05 per share on outstanding shares of its common stock which was paid on April 30, 2004 to shareholders of record on April 12, 2004.

     On May 27, 2004, the Board of Directors approved a regular dividend of $0.05 per share on outstanding shares of its common stock which was paid on July 23, 2004 to shareholders of record on June 25, 2004.

     On September 16, 2004, the Board of Directors approved a regular dividend of $0.05 per share on outstanding shares of its common stock which was paid on October 25, 2004 to shareholders of record on October 8, 2004.

     On December 9, 2004, the Board of Directors approved a regular dividend of $0.05 per share and a special dividend of $0.10 per share on outstanding shares of the Company both of which were paid on January 24, 2005 to shareholders of record on January 3, 2005.

     On February 2, 2005, the Board of Directors approved a regular dividend of $0.05 per share on outstanding shares of its common stock payable on April 29, 2005 to shareholders of record April 11, 2005.

     PRIVATE SALES OF SECURITIES. During the quarter ended December 31, 2004, the Company did not sell any securities which were not registered under the Securities Act of 1933, as amended.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

RESULTS OF OPERATIONS

     Net sales for the year ended December 31, 2004 were $13,138,264 compared to $13,493,805 for the year ended December 31, 2003. The decrease in net sales in 2004 was primarily due to lower pasta and meat product sales. The decrease in pasta sales occurred primarily at the beginning of the year and was the result of a strike at a major supermarket chain in Southern California. Additionally, pasta sales were impacted by the trend towards low carbohydrate diets. Meat product sales were lower due to the discontinuance of some items within the product line and lower overall demand for the remaining meat items.

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

     Cost of goods sold as a percentage of sales decreased from 71.2% for the year ended December 31, 2003, to 69.3% for the year ended December 31, 2004. The decrease in the cost of goods sold percentage was primarily due to a shift in the product mix favoring higher margin products. Additionally, cost of goods sold in 2003 was impacted by the write-offs of old discontinued products and samples.

     Operating expenses as a percentage of net sales were 28.2% for the year ended December 31, 2004 as compared to 26.6% for the year ended December 31, 2003. The increase in this percentage as well as the overall dollar amount is primarily the result of the Company implementing new sales strategies. Some of the strategies employed resulted in an increase in the Company's sales staff and is reflected in the higher cost of salaries and wages for the year ended December 31, 2004. This increase was partially offset by lower outside broker commission expense. The Company incurred broker commission expense in relation to a fixed fee contract in 2003. Because the contract called for a specified monthly fee, the expense was incurred without a direct percentage correlation to sales.

     Net income for the year ended December 31, 2004 was $315,295 compared to $268,846 for the year ended December 31, 2003. The increase in net income was primarily the result of a favorable shift in the product mix.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2004, the Company had working capital of $4,267,811, a decrease of $123,382 from December 31, 2003. The decrease in working capital is primarily due to dividends paid during the year partially offset by income from operations and cash received from the exercise of stock options. Current assets included $4,172,677 in cash and cash equivalents, certificates of deposit and accounts receivable. Management believes that this level of working capital is adequate to meet anticipated needs for liquidity for at least the next twelve months.

     During the year ended December 31, 2004, cash provided by operating activities of the Company amounted to $433,422. This was primarily due to net income from operations and non-cash depreciation of $457,380 offset by a $237,988 increase in accounts receivable and an increase of $153,367 in prepaid expenses.

     During the year ended December 31, 2004, cash used for investing activities of the Company amounted to $593,773. This was primarily the result of investing in certificates of deposit instead of short-term Treasury Bills in order to obtain a better return on investment.

     During the year ended December 31, 2004, cash used by financing activities of the Company amounted to $591,041. The net amount consisted of $844,816 in dividends paid during the year offset by $253,775 in proceeds received from stock options that were exercised during the year.

     The Company presently has no material commitments for capital expenditures.

OFF-BALANCE SHEET ARRANGEMENTS

     The Company has no off-balance sheet arrangements.

ITEM 7.  FINANCIAL STATEMENTS.

     The financial statements are set forth on pages F-1 through F-21 hereto.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

ITEM 8A.  CONTROLS AND PROCEDURES.

     As of December 31, 2004, under the supervision and with the participation of the Company's Chief Executive Officer and the Chief Operating Officer (who is the principal financial officer of the Company), management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Operating Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2004. There have been no changes in internal control over financial reporting that occurred during the fourth quarter of the fiscal year covered by this report that have materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.

ITEM 8B. OTHER INFORMATION. None.

                                  PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The following table sets forth the name and age of each Director and Executive Officer of the Company, indicating all positions and offices with the Company presently held, and the period during which each person has served as a Director:

                                        Positions and Offices Held
       Name               Age             and Term as a Director
       ----               ---           --------------------------

William J. Armanino       77     President, Chief Executive Officer and
                                 Chairman of the Board and a Director
                                 since February 1988

John J. Micek, III        52     Director since February 1988

David B. Scatena          63     Director since February 1988 and Vice
                                 Chairman of the Board since February 1999

Joseph F. Barletta        68     Director since December 1999

Edmond J. Pera            64     Secretary, Treasurer, and Director
                                 since August 2000, Chief Operating
                                 Officer (Principal Financial Officer)
                                 Since May 2003

Douglas R. Nichols        53     Director since June 2001

Patricia A. Fehling       60     Director since December 2004

     There is currently no family relationship between any Director or Executive Officer of the Company.

     Set forth below are the names of all nominees for Director and Executive Officers of the Company, all positions and offices with the Company held by each such person, the period during which he has served as such, and the principal occupations and employment of such persons during at least the last five years:

     WILLIAM J. ARMANINO -- PRESIDENT, CHIEF EXECUTIVE OFFICER AND CHAIRMAN OF THE BOARD. Mr. Armanino has been President, Chief Executive Officer and a Director of the Company since February 1988, and served in these capacities for the Company's wholly owned subsidiary from January 1987, until it was merged into the Company in December 1990. In April of 1990, Mr. Armanino was elected to be Chairman of the Board of Directors of Armanino Foods of Distinction. From August of 1990 to June 1998, Mr. Armanino also served as Treasurer of the Company. He was also Chief Financial Officer of the Company from September 1989 until March 2000. In 1957, he and his father founded G. Armanino & Sons, Inc., and its principal subsidiary, Armanino Farms of California, which developed into an international business specializing in growing, processing and merchandising of fresh frozen and freeze dried herbs, spices and vegetables. In December 1986, most of this business was sold to and became a subsidiary of McCormick & Company, which is publicly-held, but Mr. Armanino remained as the Chairman of the Board of Directors of that subsidiary of McCormick & Company until December 1989. Mr. Armanino also established the business of manufacturing and marketing frozen pasta sauces as part of G. Armanino & Sons, Inc. in 1978. This business was acquired by the Company's subsidiary in January 1987. Mr. Armanino devotes substantially all of his time to the business of the Company.

     JOHN J. MICEK III -- DIRECTOR. Mr. Micek has been a Director of the Company since February 1988. He also served as a director of the Company's wholly owned subsidiary from May 1987 until it was merged into the Company in December 1990, and was a Vice President of the Company from September 1989 to December 1993. From February 1988 to December 31, 1988, he served as General Counsel and Chief Financial Officer for the Company, and served in these capacities for the Company's wholly owned subsidiary from May 1987 to December 31, 1988. From July 1997, Mr. Micek served as Chief Operating Officer for Protozoa, Inc. in San Francisco, California. From April 1994 to February 1997, Mr. Micek was General Counsel for Enova Systems, Inc. in San Francisco, California. From January 1989 to March 1994, Mr. Micek practiced law and served as a consultant to the Company on corporate finance matters. From September 1998 to May 2004, Mr. Micek was President of Universal Assurors, Inc., a member company of Universal Group, Inc., a midwest group of insurance companies. Since April 2001, he has also been managing director of Silicon Prairie Partners, L.P., a venture fund. He also serves as a director of Universal Group, Inc., UTEK Corporation of Tampa, Florida, Enova Systems, Inc. and Scout.Com. He received a Bachelor of Arts degree in History from the University of Santa Clara in 1974 and a Juris Doctorate from the University of San Francisco School of Law in 1979.

     DAVID B. SCATENA -- VICE CHAIRMAN OF THE BOARD. Mr. Scatena has been Vice Chairman of the Board since February 1999, and has been a Director of the
Company since February 1988.   He was also a Director of the Company's wholly
owned subsidiary from January 1987, until it was merged into the Company in December 1990. He also served as Treasurer of the Company from February 1988 to January 1989, and of its wholly owned subsidiary from January 1987 to January 1989. He is Managing Partner of Polly, Scatena, Vasheresse & May, a Certified Public Accounting firm in San Mateo, California, where he has practiced as a Certified Public Accountant for over 30 years. Mr. Scatena received a Bachelor of Science Degree from the University of San Francisco in 1964.

     JOSEPH F. BARLETTA -- DIRECTOR. Mr. Barletta has been a Director since December 1999. Mr. Barletta previously served as a Director of the Company from February 1988 until May 1994, and of its wholly owned subsidiary from May 1987 until it was merged into the Company in December 1990. Mr. Barletta is an attorney and media business consultant with offices in San Francisco and Napa Valley, California. He has served as chief executive officer or chief operating officer of six companies in the media industry including TV Guide magazine, San Francisco Newspaper Agency, New York Daily News, Freedom Communications, Thomson Newspapers and Murdoch Magazines. He also was an officer of the Chicago Tribune, an executive with the Wall Street Journal and served as Public Utilities Commissioner for the City of San Francisco, California. Mr. Barletta is a director of Lebhar-Friedman, Inc., a publisher of business magazines, and of Youbet.com, Inc., a publicly traded online event and wagering company. Mr. Barletta received a Bachelor of Arts Degree from Marietta College in 1959 and a Juris Doctorate from Duquesne University School of Law in 1963.

     EDMOND J. PERA -- SECRETARY, TREASURER, CHIEF OPERATING OFFICER (PRINCIPAL FINANCIAL OFFICER) AND DIRECTOR. Mr. Pera has been Secretary and Treasurer of the Company since March 2000 and a Director since August 2000. Since May 2003, he has been Chief Operating Officer and Principal Financial Officer of the Company. From March 2000 to April 30, 2003, Mr. Pera served as

Chief Financial Officer. From 1991 to April 2003, Mr. Pera was the sole owner of Pera Management Consulting, a consulting firm specializing in start-ups, restructuring and reorganization, finances, etc. The consulting service consisted of Mr. Pera being a part-time CEO or CFO of various businesses.
From 1999 to February 2000, Mr. Pera was a consultant to the Company in the area of finance and shareholder relations. From 1982 to 1991, Mr. Pera was President and CEO of Advanced Communications, which manufactured and marketed electronic mail equipment. From 1967 to 1982, Mr. Pera was employed by Levi Strauss & Company, a leading manufacturer of clothing apparel, where he served in increasingly responsible positions, the latter of which was Division General Manager of Levi's Canada/Latin American division. Mr. Pera received a Bachelor of Science Degree in Commerce from Santa Clara University in Santa Clara, California in 1962. Mr. Pera currently devotes substantially all of his time to the business of the Company.

     DOUGLAS R. NICHOLS -- DIRECTOR. Mr. Nichols has been a Director since June 2001. Since March 1991, Mr. Nichols has served as President of First London Securities Corporation, a NASD member firm providing investment banking services. From 1989 to 1991, Mr. Nichols was a Vice President with the Dallas, Texas office of Smith Barney, and from 1986 to 1989, was a broker with the Dallas branch of Shearson Lehman Brothers. In addition, Mr. Nichols is President and a 48% shareholder of DGN Securities, a NASD member firm. DGN Securities owns 100% of First London Securities Corporation. He also serves as a director of Railamerica, a publicly held company. Mr. Nichols received his Bachelor of Arts degree from Allegheny College in 1974 and received his license as a Certified Public Accountant in Pennsylvania in 1980, however, his license is not current at this time.

     PATRICIA A. FEHLING - DIRECTOR. Mrs. Fehling has been a Director since December 2004. Since 1983, Mrs. Fehling has been the owner of Fehling and Associates Food Industry Consultants. During Mrs. Fehling's 37 years in the food industry, she has taught product development seminars for the University of California at Davis and other universities in addition to conducting product development for food firms throughout the United States and abroad. Mrs. Fehling is a member and active in the National Institute of Food Technologists. She is a member of the Northern California Institute of Food Technologists (past chairman), American Association of Cereal Chemists, and Research and Development Associates for Military Food and Packaging Systems. Mrs. Fehling has studied abroad and has received a Bachelor of Science, Food Science and Technology from the University of California at Davis in 1967.

     The Company's Board of Directors held five (5) meetings during the year ended December 31, 2004. Each Director attended at least 75% of the aggregate number of meetings held by the Board of Directors and its Committees during the time each such Director was a member of the Board or of any Committee of the Board.

     The Company's Executive Officers hold office until the next Annual Meeting of the Directors of the Company. There are no known arrangements or understandings between any Director or Executive Officer and any other person pursuant to which any of the above-named Executive Officers or Directors were selected as an Executive Officer or Director of the Company.

     No event occurred during the past five years which is material to an evaluation of the ability or integrity of any Director or person nominated to be Director, or Executive Officer of the Company.

COMMITTEES OF THE BOARD

     The Company has a Compensation and Nominating Committee, an Audit Committee and a Strategic Finance Committee.

Compensation and Nominating Committee

     On March 26, 2004, the Board of Directors adopted a Charter for the Compensation and Nominating Committee, which had formerly served as the Compensation Committee. A copy of the Compensation and Nominating Committee Charter is attached to this statement as Exhibit A. The Compensation and Nominating Committee presently consists of David B. Scatena, John J. Micek, III and Joseph F. Barletta, all of which are independent as defined by Rule 4200(a)(15) of the Nasdaq listing requirements. The Compensation and Nominating Committee reviews the compensation arrangements for each of the Company's Executive Officers and makes recommendations to the Board of Directors. The Compensation and Nominating Committee will also identify and review the qualifications of potential nominees for election to the Board of Directors, including incumbent Directors and candidates recommended by shareholders and will consider principles to be applied in filling vacancies and planning for Board succession.

     The Compensation and Nominating Committee has not established any minimum qualifications for persons to be considered for nomination, but will be guided by the following criteria, that the individual be of the highest character and integrity; be free of any conflict of interest that would violate any applicable law or regulation or interfere with proper performance of the responsibilities of a Director; possess substantial and significant experience that would be of particular importance to the Company in the performance of the duties of a Director; have sufficient time available to devote to the affairs of the Company; and have a desire to represent the balanced best interests of the shareholders as a whole.

     Shareholders who wish to recommend persons to the Compensation and Nominating Committee should submit a letter addressed to the Chairperson of the Compensation and Nominating Committee no later than 120 days prior to the date of the next Annual Meeting of Shareholders that sets forth the name, age, and address of the person recommended for nomination; the principal occupation or employment of the person recommended for nomination; a statement that the person is willing to be nominated and will serve if elected; and a statement as to why the shareholder believes that the person should be considered for nomination for election to the Board of Directors and how the person meets the criteria to be considered by the Committee described above.

     During 2004, this committee held five (5) meetings.

Audit Committee

     The Audit Committee presently consists of John J. Micek, III, Douglas R. Nichols and Joseph F. Barletta. The Audit Committee, on behalf of the Board, oversees the Company's financial reporting process, approves non-audit services provided by the Company's independent accountants and reviews all related party transactions for approval. During 2004, the Audit Committee met twelve (12) times. The Board of Directors has determined that both Douglas R. Nichols and Joseph F. Barletta are "audit committee financial experts" as that term is defined by SEC rules, and that they are independent.

Strategic Finance Committee

     The Strategic Finance Committee presently consists of John J. Micek, III, Douglas R. Nichols, and Joseph F. Barletta. The Strategic Finance Committee assists management in developing overall corporate strategies designed to maximize corporate growth and profitability resulting in increased shareholder value, as well as assists in the financial direction of the Company's investments. During 2004, the Strategic Finance Committee held no meetings.

CODE OF ETHICS

     The Board of Directors adopted a Code of Ethics in December 2003, which applies to all of the Company's Executive Officers, Directors and employees. A copy of the Code of Ethics is available in the "Investor Relations" section of the Company's website (www.armaninofoods.com) or by writing to our Corporate Secretary at 30588 San Antonio Street, Hayward, California 94544.

COMMUNICATIONS WITH THE BOARD OF DIRECTORS

     Shareholders wishing to contact the Board of Directors or a specified members or committees of the Board should send correspondence to the Corporate Secretary, Armanino Foods of Distinction, Inc., 30588 San Antonio Street, Hayward, California 94544. All communications so received from stockholders of the Company will be forwarded to the members of the Board of Directors, or to a specific Board member or committee if so designated by the stockholder. A stockholder who wishes to communicate with a specific Board member or committee should send instructions asking that the material be forwarded to the Director or to the appropriate committee chairman. All stockholders are also encouraged to communicate directly with both Officers and Directors regarding issues affecting the Company at the Annual Meeting of Shareholders.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Based solely on a review of Forms 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year, and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year and certain representations, no persons who were either a Director, Officer, or beneficial owner of more than 10% of the Company's common stock, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year.

ITEM 10.  EXECUTIVE COMPENSATION

     The following tables set forth information regarding executive compensation for the Company's President and Chief Executive Officer and each other Executive Officer who received total annual salary and bonus in excess of $100,000 for any of the years ended December 31, 2004, 2003 or 2002.

                                           SUMMARY COMPENSATION TABLE

                                                                     LONG TERM COMPENSATION
                                                                  ----------------------------
                                    ANNUAL COMPENSATION                AWARDS          PAYOUTS
                                ----------------------------      -------------------  -------
                                                                              SECURI-
                                                                              TIES
                                                                              UNDERLY-
                                                     OTHER          RE-       ING                 ALL
                                                     ANNUAL         STRICTED  OPTIONS/            OTHER
NAME AND PRINCIPAL                                   COMPEN-        STOCK     SARs       LTIP     COMPEN-
POSITION              YEAR  SALARY       BONUS       SATION         AWARD(S)  (NUMBER)   PAYOUTS  SATION
------------------    ----  --------     -----       ------         --------  --------   -------  -------

William J. Armanino,  2004  $200,000       -0-       $27,246 (1)      -0-       -0-         -0-   $ 9,714 (2)
 President, Chief     2003  $200,000       -0-       $34,909 (1)      -0-       -0-         -0-   $ 8,977 (2)
 Executive Officer    2002  $180,000       -0-       $24,433 (1)      -0-       -0-         -0-   $ 8,321 (2)

Edmond J. Pera,       2004  $180,000       -0-       -0-              -0-       -0-         -0-   $  -0-
 Secretary, Treas-    2003  $157,315       -0-       -0-              -0-       -0-         -0-      -0-
 urer, Chief          2002  $113,850       -0-       -0-              -0-       -0-         -0-      -0-
 Operating Officer


(1) For 2004 this amount includes $17,827 for automobile expense reimbursement and
$9,599 for 75% of Mr. Armanino's club membership reimbursed to him. For 2003, this amount includes $26,796 for automobile expense reimbursement and $7,933 for 75% of Mr.
Armanino's club memberships reimbursed to him.  For 2002, this amount includes $16,991 for automobile expense reimbursement and $7,442 for 75% of Mr. Armanino's club memberships reimbursed to him.

(2) Represents amounts paid for premiums on a term life insurance policy for Mr.
Armanino's benefit.

              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                         AND FY-END OPTION/SAR VALUES

                                            SECURITIES
                                            UNDERLYING      VALUE OF UNEXER-
                       SHARES               UNEXERCISED     CISED IN-THE
                       ACQUIRED             OPTIONS         MONEY OPTIONS/
                       ON                   SARs AT FY-END  SARs AT FY-END
                       EXERCISE   VALUE     EXERCISABLE/    EXERCISABLE/
        NAME           (NUMBER)   REALIZED  UNEXERCISABLE   UNEXERCISABLE
        ----           --------   --------  --------------  ---------------

William J. Armanino     40,000    $31,600     -0-/0            -0- / $0
Edmond J. Pera          -0-        -0-     60,000/0       $ 32,000 / $0

     The Company presently has two Executive Officers: William J. Armanino, President, Chief Executive Officer and Chairman of the Board; and Edmond J. Pera, Secretary, Treasurer and Chief Operating Officer (Principal Financial Officer). The Company has an employment agreement with Mr. Pera.

     Effective January 1, 2000, the Company entered into a one (1) year employment agreement with William J. Armanino, which provided for a base salary of $180,000 per year. In addition, Mr. Armanino was entitled to receive a bonus of up to 25% of his base salary provided the Company achieved its Board of Directors approved sales and net income forecasts, as audited. The Company has also reimbursed Mr. Armanino for 75% of his cost belonging to certain clubs, which he uses for business purposes, and 100% of his expenses relating to an automobile. Effective January 1, 2001, the Company amended Mr. Armanino's employment agreement extending the term for a period of two (2) years, expiring on December 31, 2003. However, this agreement terminated on December 31, 2002, pursuant to the terms of Mr. Armanino's new employment agreement described below.

     Effective January 1, 2003, the Company entered into a two (2) year employment agreement with Mr. Armanino, which provides for a base salary of $200,000 per year. In addition, Mr. Armanino is entitled to receive a bonus of up to 25% of his base salary providing the Company achieves its Board of Directors approved sales and net income forecasts, as audited. Up to 50% of the maximum bonus may be earned if the sales forecast is achieved, and up to 50% of the maximum bonus may be earned if the net income before taxes and extraordinary items forecast is achieved. Mr. Armanino will earn no bonus unless the Company achieves positive net income for the applicable year, except at the discretion of the Board of Directors. The Company has also agreed to reimburse Mr. Armanino for 75% of his cost belonging to certain clubs, which he uses for business purposes, and 100% of his expenses relating to an automobile. In the event of his death or disability, or if Mr. Armanino were to resign as a result of a change in control of the Company, he would then be entitled to receive as severance pay a sum equal to twelve (12) months' base salary plus bonus compensation, pro-rated for that portion of the year during which he was employed by the Company. If he were terminated for cause, Mr. Armanino would only be entitled to three (3) months' base salary as severance pay. This agreement expired on December 31, 2004.

     For purposes of this employment agreement, a "change in control" means
(i) consolidation or merger of the company or a subsidiary in which the Company is not the surviving entity or in which there is a change of ownership of more than fifty percent (50%) of the outstanding stock of the Company; (ii) the sale of substantially all of the assets of the Company; or (iii) a change in more than fifty percent (50%) of the Directors of the Company. For purposes of this employment agreement, Mr. Armanino will be considered disabled if he is unable to perform his duties thereunder on a full-time basis for a continuous period of three (3) months.

     Effective June 1, 2002, the Company entered into a two (2) year and seven
(7) month employment agreement with Mr. Pera, which provided for a base salary of $117,000 per year for thirty (30) hours of work per week based on 75% of a full-time rate of ($156,000) per annum. On March 19, 2003, the Company entered into an amendment to Mr. Pera's employment agreement, commencing on May 1, 2003, whereby Mr. Pera became Chief Operating Officer of the Company. In addition, he remains as Secretary and Treasurer and serves as Principal Financial Officer of the Company but no longer holds the title of Chief Financial Officer. In addition, Mr. Pera commenced full-time employment, as of May 1, 2003, at a salary of $180,000 per year. The employment agreement, as amended, will terminate on April 30, 2006. In addition to his salary, Mr. Pera is entitled to receive a bonus of up to 25% of his base salary providing the Company achieves its Board of Directors approved sales and net income forecasts, as audited. Up to 50% of the maximum bonus may be earned if the sales forecast is achieved, and up to 50% of the maximum bonus may be earned if the net income before taxes and extraordinary items forecast is achieved. Mr. Pera shall earn no bonus unless the Company achieves positive net income for the applicable year, except at the discretion of the Board of Directors. In the event Mr. Pera's employment is terminated for reasons other than "cause," he would then be entitled to receive as severance pay a sum equal to the greater of (i) twelve (12) months' base salary, or (ii) that number of months of base salary which is equal to the number of months remaining on the term of his agreement as of the date of termination. If he were terminated for cause, all rights, duties and obligations of the parties under the agreement cease as of the date of termination.

     For purposes of Mr. Pera's employment agreement, "cause" means only if it is by reason of the employee's commission of willful and material acts of neglect, dishonesty, fraud or other acts involving moral turpitude which materially affect the business or affairs of the Company.

     Until March 2002, Members of the Board of Directors received a fee of $1,000 per meeting attended in person and $100 per hour or fraction thereof for time spent in preparation for meetings. Effective April 2002, the fee per meeting was increased to $2,000. Effective March 2002, the members of the Board of Directors receive a fee of $250 per telephonic board meeting. Members of the committees of the Board of Directors are entitled to receive a fee of $100 per hour or fraction thereof for approved committee meetings. They are also entitled to receive a fee of $50 per hour for travel time and reimbursement of reasonable travel expenses incurred by them in attending board or committee meetings. The hourly rates will be adjusted annually for inflation; however, no adjustments have been made to date.

     Except as disclosed below, the Company has no retirement, pension, profit sharing or other plans covering its Officers and Directors.

INCENTIVE COMPENSATION PLANS

     For 2001, an Incentive Compensation Program for employees of the Company was established. The Company's President and Secretary/Treasurer and Chief Financial Officer were not included in this program. The program was based on the Company achieving certain revenue and profit targets based on the budget approved by the Board of Directors and individually based on the accomplishment of specific personal objectives. For the fiscal year ended December 31, 2001, $109,815 was earned by employees under the program. In addition, the Board of Directors approved bonuses for the President and Secretary/Treasurer and Chief Financial Officer totaling $27,000.

     For 2002, an Incentive Compensation Program for employees of the Company was established. The Company's President and Secretary/Treasurer and Chief Financial Officer were not included in this program. The program was based on the Company achieving certain revenue and profit targets based on the budget approved by the Board of Directors and individually based on the accomplishment of specific personal objectives. For the fiscal year ended December 31, 2002, at the approval of Management, a discretionary bonus of $32,385 was distributed to employees. No bonuses were paid to the President/ Chief Executive Officer, the Chief Financial Officer/Secretary/Treasurer, the Director of Sales or the Senior Administrative Manager for 2002.

     For 2003, the Incentive Compensation Program established for 2002 was continued. For the fiscal year ended December 31, 2003, $60,590 was earned by employees under the program. No bonuses were paid to any Executive Officer.

     For 2004, the Incentive Compensation Program established for 2003 was continued. For the fiscal year ended December 31, 2004, $48,216 was earned by employees under the program. No bonuses were paid to any Executive Officer.

     For 2005, an Incentive Compensation Program was established for employees of the Company. In adopting the Company's budget for the year ending December 31, 2005, the Board of Directors approved approximately $82,000 to fund this program. The program is based on and to be allocated as follows: 50% of an individual employee's bonus is to be based solely on the accomplishment of specific objectives established for that employee , and 50% based solely on the Company achieving certain revenue and profit targets based on the budget approved by the Board of Directors. The $82,000 allocated to the Incentive Compensation Program does not include the bonuses that may be earned by the Executive Officers of the Company under the terms of their employment agreements.

1993 STOCK OPTION PLAN

     In March 1993, the Board of Directors adopted a Stock Option Plan (the "1993 Plan"). The 1993 Plan was approved by the Company's shareholders in May 1993. The 1993 Plan expired on March 10, 2003. However, options granted prior to that time will continue until they expire or are exercised.

     As of December 31, 2004, options covering 578,900 shares of the Company's Common Stock were outstanding under the 1993 Plan. The options have exercise prices ranging from $2.54 to $2.86 per share. No options were granted in 2004.

2002 STOCK OPTION PLAN

     On April 11, 2002, the Board of Directors adopted the Company's 2002 Stock Option Plan and it was approved by the Company's shareholders on May 23, 2002. A total of 160,000 shares of the Company's common stock are currently reserved for issuance under the 2002 Plan.

     The Board administers the 2002 Plan. The 2002 Plan may also be administered by the Board's Compensation and Nominating Committee or, with respect to optionees who are not Executive Officers subject to the short-swing profit rules of the federal securities laws, by a secondary committee comprised of one or more Board members.

     The Board (or the Compensation and Nominating Committee or a secondary committee that may act as the 2002 Plan administrator) has full authority under the 2002 Plan to determine who receives options under the 2002 Plan, the number of shares covered by each granted option, the date or dates options are granted, the maximum term during which the option will remain outstanding, whether the granted option will be an Incentive Stock Option ("ISO") that satisfies the requirements of Section 422 of the Internal Revenue Code (the "Code") or a Non-Statutory Option ("NSO") not intended to meet such requirements, and the remaining provisions of the option grant. The Board (or the Compensation and Nominating Committee) also has full authority to adopt rules or guidelines to implement the 2002 Plan, and its determination will be final and binding on all persons.

     Employees (including Executive Officers), consultants and outside Directors who render services to the Company are eligible to receive option grants under the 2002 Plan. Employees, outside Directors and consultants are eligible for grants of NSOs. Only common-law employees are eligible for the grant of ISOs. The option exercise price per share in the case of an ISO may not be less than 100% of the fair market value of the common stock on the grant date. There is no limitation on the exercise price per share of an NSO.

     During 2004, 10,000 options were granted under the 2002 Plan. As of December 31, 2004, options covering 70,000 shares of the Company's Common Stock were outstanding under the 2002 Plan. The options have exercise prices ranging from 2.54 to 3.55 per share.

ITEM 11. OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     The following table sets forth the number and percentage of shares of the Company's no par value common stock owned beneficially, as of March 24, 2005, by any person, who is known to the Company to be the beneficial owner of 5% or more of such common stock, and, in addition, by each Director of the Company, Nominee for Director, and Executive Officer and by all Directors, Nominees for Director and Executive Officers of the Company as a group. Information as to beneficial ownership is based upon statements furnished to the Company by such persons.

   Name and Address              Amount and Nature of           Percent
 of Beneficial Owners            Beneficial Ownership           of Class
------------------------         --------------------           --------

William J. Armanino                      417,230 (1)              12.1%
30588 San Antonio Street
Hayward, CA 94544

John J. Micek, III                        88,592 (2)               2.5%
4th Floor
300 Hamilton Avenue
Palo Alto, CA  94301

David Scatena                             60,828 (3)               1.7%
655 Mariner's Island Blvd.
Suite 304
San Mateo, CA  94404

Joseph F. Barletta                        60,000 (4)               1.7%
530 Westgate
Napa, CA  94558

Edmond J. Pera                            71,000 (5)               2.0%
30588 San Antonio Street
Hayward, CA  94544

Douglas R. Nichols                       482,379 (6)              13.8%
2603 Fairmount
Dallas, TX  75201

Linda A. Armanino                        210,866 (7)               6.1%
30588 San Antonio Street
Hayward, CA  94544

Patricia A. Fehling                           --                    --
426 Church Street
Lodi, CA 95240

First London Securities Corp.            310,379                   9.0%
2603 Fairmount
Dallas, TX  75201

All Directors and Executive
Officers as a Group (7 Persons)        1,180,029                  31.5%
__________________

(1) Includes 368,270 shares held directly by the William J. Armanino Trust, of which Mr. Armanino is trustee; 48,960 shares held by Mr. Armanino as custodian for a minor child.

(2) Includes 28,592 shares held directly and 60,000 shares underlying stock options exercisable within 60 days held by Mr. Micek.

(3) Includes 828 shares held directly and 60,000 shares underlying stock options exercisable within 60 days held by Mr. Scatena.

(4) Includes 60,000 shares underlying stock options held by Mr. Barletta exercisable within 60 days.

(5) Includes 11,000 shares held directly and 60,000 shares underlying stock options held by Mr. Pera exercisable within 60 days.

(6) Includes 112,000 shares held directly by Mr. Nichols, 310,379 shares held by First London Securities Corporation, and 60,000 shares underlying stock options held by Mr. Nichols exercisable within 60 days. Mr. Nichols is a 48% shareholder of DGN Securities which owns 100% of First London Securities.

(7) Includes 161,906 shares held directly by the Linda A. Armanino Trust, of which Mrs. Armanino is trustee; 48,960 shares held by Mrs. Armanino as custodian for a minor child.

EQUITY COMPENSATION PLAN INFORMATION

     The following table provides information as of December 31, 2004, with respect to shares of the Company's Common Stock that may be issued under equity compensation plans:

                                                         Number of
                                                         securities
                                                         remaining
                       Number of                         available
                       securities       Weighted-        for future
                       to be issued     average          issuance under
                       upon exer-       exercise         equity compen-
                       cise of out-     price of         sation plans
                       standing         outstanding      (excluding
                       options,         options,         securities
                       warrants         warrants         reflected in
                       and rights       and rights       column (a))
Plan category             (a)              (b)               (c)
-------------          ----------       ----------       -------------

Equity compensation     578,900           $2.60            90,000
plans approved by
security holders

Equity compensation       -0-              -0-               -0-
plans not approved      -------           -----            -------
by security holders

Total                   578,900           $2.60            90,000

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Board of Directors of the Company is of the opinion that, even though the transactions described below were not the result of arms'-length negotiations, the terms of these transactions were at least as favorable to the Company as could have been obtained from an unaffiliated party. All ongoing and future transactions with affiliates will be on terms no less favorable than those which could be obtained from unaffiliated parties.

     Polly, Scatena, Vasheresse & May, a certified public accounting firm of which David Scatena, a Director of the Company, is managing partner, was paid for accounting and other services provided to the Company in the amount of $12,950 for the year ended December 31, 2004.

     Fehling and Associates Food Industry Consultants, of which Patricia A. Fehling, a Director of the Company, is owner, was paid for product development consulting services provided to the Company in the amount of $10,971 during the year ended December 31, 2004.

     Deborah J. Armanino-LeBlanc, the daughter of William J. Armanino, is employed by the Company in the capacity of Director of Sales. Ms. Armanino-LeBlanc received total compensation of $143,711 for the year ended December 31, 2004, of which $10,996 was for automobile reimbursement.

     Robert W. Armanino, the son of William J. Armanino, is employed by the Company in the capacity of Western Regional Sales Manager. Mr. Robert Armanino received total compensation in the amount of $94,640 of which $10,963 was for automobile reimbursement during 2004.

     Linda A. Armanino, who until December 2003 was the wife of William J. Armanino, was employed by the Company in the capacity of Senior Administrative Manager until August 20, 2004. Ms. Armanino received total compensation of $76,278 for the year ended December 31, 2004. She devoted a minimum of 36 hours per week to the Company.

ITEM 13.  EXHIBITS.

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

10.10      Employment Agreement dated   Incorporated by reference to
           June 1, 2002 with William    Exhibit 10.11 to the
           J. Armanino                  Registrant's Form 10-KSB for
                                        the year ended December 31, 2002

10.11      Employment Agreement dated   Incorporated by reference to
           June 1, 2002 with Edmond     Exhibit 10.12 to the
           J. Pera                      Registrant's Form 10-KSB for
                                        the year ended December 31, 2002

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

21         Subsidiaries of the          Incorporated by reference to
           Registrant                   Exhibit 21 to the Registrant's
                                        Form 10-K for the year ended
                                        December 31, 1998

23.1       Consent of Pritchett,        Filed herewith electronically
           Siler & Hardy, P.C.

23.2       Consent of Gregory &         Filed herewith electronically
           Eldredge, LLC

31.1       Certification of Chief       Filed herewith electronically
           Executive Officer
           Pursuant to Section 302
           of the Sarbanes-Oxley
           Act of 2002

31.2       Certification of Principal   Filed herewith electronically
           Financial Officer
           Pursuant to Section 302
           of the Sarbanes-Oxley
           Act of 2002

32.1       Certification of Chief       Filed herewith electronically
           Executive Officer
           Pursuant to Section 18
           U.S.C. Section 1350

32.2       Certification of Principal   Filed herewith electronically
           Financial Officer
           Pursuant to Section 18
           U.S.C. Section 1350


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     The following presents aggregate fees billed to the Company for the year ended December 31, 2004, by Gregory & Eldredge, LLC and Pritchett, Siler & Hardy, P.C. and the year ended December 31, 2003 by Pritchett, Siler & Hardy, P.C. All fees described below were approved by the Audit Committee.

     Audit Fees. Audit fees billed were $49,901, and $49,152, for the years ended December 31, 2004 and 2003, respectively. The fees were for professional services rendered for the audits of our consolidated financial statements, reviews of the financial statements included in our quarterly reports, consultations on matters that arose during our audit and reviews of SEC registration statements.

     Audit-Related Fees. No audit related fees were billed for the years ended December 31, 2004 or 2003.

     Tax Fees. No tax fees were billed for the years ended December 31, 2004 or 2003.

     All Other Fees. No other fees were billed for the years ended December 31, 2004 or 2003.

     Pre-Approval Policies for Non-Audit Services. The Audit Committee Charter requires pre-approval for any non-audit services performed by our independent accountants. No non-audit services have been performed by the Company's principal accountants during the years ended December 31, 2004 or 2003.

              ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY

                       CONSOLIDATED FINANCIAL STATEMENTS

                                   CONTENTS

                                                                    PAGE

Report of Independent Registered Public Accounting Firm             F-1

Consolidated Balance Sheet, December 31, 2004                       F-3

Consolidated Statements of Earnings, for the years
ended December 31, 2004 and 2003                                    F-5

Consolidated Statement of Stockholders' Equity,
for the years ended December 31, 2004 and 2003                      F-6

Consolidated Statements of Cash Flows, for
the years ended December 31, 2004 and 2003                          F-7

Notes to Consolidated Financial Statements                          F-9

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY
Hayward, California


We have audited the accompanying consolidated balance sheet of Armanino Foods of Distinction, Inc. and Subsidiary as of December 31, 2004, and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 2004. The financial statements of Armanino Foods of Distinction, Inc. and Subsidiary for the year ended December 31, 2003 were audited by other auditors whose report dated January 30, 2004, except for Note 15 as to which the date was March 26, 2004, expressed an unqualified opinion. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors the consolidated financial statements audited by us present fairly, in all material respects, the financial position of Armanino Foods of Distinction, Inc. and Subsidiary as of December 31, 2004 and the results of their operations and their cash flows for the years ended December 31, 2004, in conformity with generally accepted accounting principles in the United States of America.



/s/ Gregory & Eldredge, LLC

January 28, 2005, except for Note 14
 as to which the date is March 10, 2005
Salt Lake City, Utah

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors
ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY
Hayward, California


We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of Armanino Foods of Distinction, Inc. and Subsidiary for the year ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements audited by us present fairly, in all material respects, the results of operations and cash flows of Armanino Foods of Distinction, Inc. and Subsidiary for the year ended December 31, 2003, in conformity with generally accepted accounting principles in the United States of America.




/s/ PRITCHETT, SILER & HARDY, P.C.

January 30, 2004
Salt Lake City, Utah

              ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEET

                                    ASSETS


                                                             December 31,
                                                                2004
                                                             ------------

CURRENT ASSETS:
  Cash and cash equivalents                                  $   662,852
  Certificates of deposit                                      1,594,747
  Accounts receivable, net                                     1,915,078
  Inventory                                                    1,120,174
  Prepaid expenses                                               370,052
  Current portion of direct financing lease receivable            50,942
  Current deferred tax asset                                      67,334
                                                             -----------
     Total Current Assets                                      5,781,179
                                                             -----------

PROPERTY AND EQUIPMENT, net                                    1,559,241
                                                             -----------

DIRECT FINANCING LEASE RECEIVABLE,
 less current portion                                            388,034
                                                             -----------
OTHER ASSETS:
  Deposits                                                        32,000
  Goodwill                                                       375,438
  Indefinite life intangible assets                               95,000
  Deferred tax asset                                              49,773
                                                             -----------
     Total Other Assets                                          552,211
                                                             -----------
                                                             $ 8,280,665
                                                             ===========



















The accompanying notes are an integral part of this financial statement.

              ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                             December 31,
                                                                 2004
                                                             -----------

CURRENT LIABILITIES:
  Accounts payable                                           $   748,610
  Accrued payroll and related taxes                              249,476
  Dividends payable                                              515,282
                                                             -----------
    Total Current Liabilities                                  1,513,368

DEFERRED INCOME ON DIRECT FINANCING LEASE                         48,481
                                                             -----------
    Total Liabilities                                          1,561,849
                                                             -----------
STOCKHOLDERS' EQUITY:
  Preferred stock; no par value, 10,000,000 shares
   authorized, no shares issued and outstanding                     -
  Common stock; no par value, 40,000,000 shares
   authorized, 3,429,108 shares issued and
   outstanding at  December 31, 2004                           8,431,609
  Additional paid-in-capital                                      37,911
  Accumulated Deficit                                         (1,748,537)
                                                             -----------
                                                               6,720,983

Less: Deferred compensation                                       (2,167)
                                                             -----------
     Total Stockholders' Equity                                6,718,816
                                                             -----------
                                                             $ 8,280,665
                                                             ===========



















The accompanying notes are an integral part of this financial statement.

              ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF EARNINGS

                                                      For the Years Ended
                                                          December 31,
                                                    ------------------------
                                                       2004         2003
                                                    -----------  -----------

NET SALES                                           $13,138,264  $13,493,805

COST OF GOODS SOLD                                    9,100,340    9,608,090
                                                    -----------  -----------
GROSS PROFIT                                          4,037,924    3,885,715
                                                    -----------  -----------
OPERATING EXPENSES:
  General, administrative and selling expenses        1,468,468    1,436,161
  Salaries, wages and related payroll taxes           1,742,281    1,596,057
  Commissions                                           492,748      551,246
                                                    -----------  -----------
     Total Operating Expenses                         3,703,497    3,583,464
                                                    -----------  -----------

INCOME FROM OPERATIONS                                  334,427      302,251
                                                    -----------  -----------
OTHER INCOME (EXPENSE)
  Interest and other income                              50,792       51,085
  Gain/(loss) on sale of fixed assets                       383       (3,942)
                                                    -----------  -----------
     Total Other Income                                  51,175       47,143
                                                    -----------  -----------
INCOME BEFORE INCOME TAXES                              385,602      349,394

CURRENT TAX EXPENSE                                      73,988      110,724

DEFERRED TAX BENEFIT                                     (3,681)     (30,176)
                                                    -----------  -----------
NET INCOME                                          $   315,295  $   268,846
                                                    ===========  ===========
EARNINGS PER COMMON AND EQUIVALENT SHARES:

BASIC EARNINGS PER SHARE                            $       .09  $       .08
                                                    -----------  -----------
WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                                  3,386,701    3,272,670
                                                    -----------  -----------

DILUTED EARNINGS PER SHARE                          $       .09  $       .08
                                                    -----------  -----------

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING - ASSUMING DILUTION                     3,555,474    3,421,491
                                                    ===========  ===========


The accompanying notes are an integral part of these financial statements.

              ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


                                         Common Stock        Additional   Retained       Deferred
                                    ----------------------    Paid-in     Earnings     Compensation
                                      Shares      Amount      Capital     (Deficit)       Expense
                                    ---------   ----------   ----------  -----------   ------------
BALANCE, December 31, 2002          3,250,108   $7,987,522     $37,911   $  (479,468)    $(12,567)

Shares of common stock issued for
 options exercised at $2.5375 per
 share, August through December,
 2003                                  75,000      190,312        -             -            -

Dividends on common shares               -            -           -         (826,603)        -

Deferred compensation expense
recognized for the year ended
December 31, 2003                        -            -           -             -           5,200

Net income for the year ended
December 31, 2003                        -            -           -          268,846         -
                                    ---------   ----------     -------   -----------      -------
BALANCE, December 31, 2003          3,325,108   $8,177,834     $37,911   $(1,037,225)     $(7,367)

Shares of common stock issued for
 options exercised at $2.31 to
 $2.54 per share, January through
 December, 2004                       104,000      253,775        -             -            -

Dividends on common shares               -            -           -       (1,026,607)        -

Deferred compensation expense
 recognized for the year ended
 December 31, 2004                       -            -           -             -           5,200

Net income for the year ended
 December 31, 2004                       -            -           -          315,295         -
                                    ---------   ----------     -------   -----------      -------
BALANCE, December 31, 2004          3,429,108   $8,431,609     $37,911   $(1,748,537)     $(2,167)
                                    =========   ==========     =======   ===========      =======













The accompanying notes are an integral part of this financial statement.

              ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                Increase (Decrease) in Cash and Cash Equivalents

                                                      For the Years Ended
                                                          December 31,
                                                    ------------------------
                                                       2004         2003
                                                    -----------  -----------
Cash Flows from Operating Activities:
  Net income                                        $   315,295  $   268,846
                                                    -----------  -----------
  Adjustments to reconcile net income
   to net cash used by operations:
    Depreciation and amortization                       457,380      513,135
    Earned revenue from direct financing lease           (7,978)      (6,699)
    Compensation from stock options                       5,200        5,200
    Change in deferred tax asset / liability             (3,681)     (30,176)
    (Gain)/loss on sale of property and equipment          (383)       3,942
    Changes in assets and liabilities:
     (Increase) decrease in accounts receivable        (237,988)     407,070
     (Increase) decrease in inventory                   (35,103)     803,014
     (Increase) decrease in prepaid expenses           (153,367)      93,013
     Increase (decrease) in accounts payable,
      accrued expenses and income taxes payable          94,047      (26,227)
                                                    -----------  -----------
     Total Adjustments                                  118,127    1,762,272
                                                    -----------  -----------
Net Cash Provided by Operating Activities               433,422    2,031,118
                                                    -----------  -----------
Cash Flows from Investing Activities:
  Purchases of property and equipment                  (134,313)    (249,971)
  Proceeds from sale of property and equipment            3,000       10,251
  Purchase of certificates of deposit                  (531,805)  (1,062,942)
  Payments received on direct financing lease            69,345       58,221
                                                    -----------  -----------
     Net Cash Used by Investing Activities             (593,773)  (1,244,441)
                                                    -----------  -----------
Cash Flows from Financing Activities:
  Proceeds from exercise of stock options               253,775      190,312
  Dividends paid                                       (844,816)    (656,747)
                                                    -----------  -----------
     Net Cash Used by Financing Activities             (591,041)    (466,435)
                                                    -----------  -----------
Net Increase (Decrease) in Cash and Cash
 Equivalents                                           (751,392)     320,242

Cash and Cash Equivalents at Beginning of Period      1,414,244    1,094,002
                                                    -----------  -----------
Cash and Cash Equivalents at End of Period          $   662,852  $ 1,414,244
                                                    ===========  ===========

                                  [Continued]

              ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

               Increase (Decrease) in Cash and Cash Equivalents

                                 [Continued]

                                                      For the Years Ended
                                                          December 31,
                                                    ------------------------
                                                       2004         2003
                                                    -----------  -----------
Supplemental Disclosures of Cash Flow
 Information:

   Cash paid during the period for:
     Interest                                       $     -       $   -
     Income taxes                                   $  161,229    $   -

Supplemental Disclosures of Non-Cash Investing and Financing Activities:

     During 2004 and 2003, the Company recorded $5,200 in compensation expense related to 60,000 options issued to a director.

































The accompanying notes are an integral part of these financial statements.

              ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Basis of Presentation - The consolidated financial statements include the accounts of Armanino Foods of Distinction, Inc., which engages in the production and marketing of upscale and innovative food products, including primarily frozen pesto sauces, frozen pasta products, cooked and frozen meat and poultry products, garlic spreads and it's wholly-owned dormant subsidiary AFDI, Inc. which was incorporated in May 1995.

Consolidation - All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents - The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents [See Note 3]. The Company had $100,329 in excess of federally insured amounts in its bank accounts at December 31, 2004.

Certificates of Deposit and Treasury Bills - The Company accounts for investments in debt and equity securities in accordance with Statement of Financial Accounting Standard (SFAS) 115, "Accounting for Certain Investments in Debt and Equity Securities". Under SFAS 115 the Company's certificates of deposit and treasury bills (debt securities) have been classified as held-to-maturity and are recorded at amortized cost. Held-to-maturity securities represent those securities that the Company has both the positive intent and ability to hold until maturity.

Accounts Receivable - Accounts receivable consist of trade receivables arising in the normal course of business. At December 31, 2004, the Company has established an allowance for doubtful accounts of $38,251 which reflects the Company's best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. Amounts written off for the years presented are insignificant for disclosure.

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

Intangible Assets - Intangible assets consist of Goodwill, and indefinite life intangible assets which include proprietary formulas and trademarks. Goodwill represents the excess of purchase price paid over the fair market value of identifiable net assets of companies acquired. The Company accounts for goodwill and indefinite life intangible assets in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" and accordingly tests these assets at least annually for impairment.

              ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

Revenue Recognition and Sales Incentives - The Company's accounts for revenue recognition in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101), SFAS 48, "Revenue Recognition When Right of Returns Exists" and EITF No. 00-14, 00-25, 01-09 "Accounting for Consideration Given by a Vendor to a Customer". The Company recognizes revenue when rights and risk of ownership have passed to the customer, when there is persuasive evidence of an arrangement, product has been shipped or delivered to the customer, the price and terms are finalized, and collections of resulting receivable is reasonably assured. Products are primarily shipped FOB shipping point at which time title passes to the customer. In some instances the Company uses common carriers for the delivery of products. In these arrangements, sales are recognized upon delivery to the customer. The Company's revenue arrangements with its customers often include early payment discounts and such sales incentives as trade allowances, promotions and co-operative advertising. These sales incentives are recorded at the later of when revenue is recognized or when the incentives are offered. Sales incentives that do not provide an identifiable benefit or provide a benefit where the Company could not have entered into an exchange transaction with a party other than the customer are netted against revenues. Incentives providing an identifiable benefit, where the Company could have entered into the same transaction with a party other than the customer, are classified under "General, administrative and selling expenses" in the Operating Expenses section of the Consolidated Statements of Earnings.

Net sales comprised of the following for the years ended December 31, 2004 and 2003:

                                                  2004         2003
                                              -----------   -----------

Gross sales                                   $15,035,365   $15,468,796
Less: Discounts                                  (229,807)     (247,446)
  Slotting                                        (71,893)     (183,722)
  Promotional                                  (1,595,401)   (1,543,823)
                                              -----------   -----------
Net Sales                                     $13,138,264   $13,493,805
                                              ===========   ===========
Advertising Cost - Cost incurred in connection with advertising of the Company's products are expensed as incurred. Such costs amounted to $10,521 and $23,791 for 2004 and 2003, respectively.

Research and Development Cost - The Company expenses the cost of developing new products as incurred as research and product development costs. Included in general and administrative expense at December 31, 2004 and 2003 are $26,892 and $13,202, respectively, of research and development costs associated with the development of new products.

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

             ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

Earnings Per Share - The Company calculates earnings per share in accordance with the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share." Basic earnings per common share (EPS) are based on the weighted average number of common shares outstanding during each period. Diluted earnings per common share are based on shares outstanding (computed as under basic EPS) and potentially dilutive common shares. Potential common shares included in the diluted earnings per share calculation include in-the-money stock options that have been granted but have not been exercised.

Fair Value of Financial Instruments - The fair value of cash equivalents, certificates of deposit, accounts receivable and payable are determined by reference to market data and by other valuation techniques as appropriate. Unless otherwise disclosed, the fair value of financial instruments approximates their recorded values due to their short-term maturities.

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

Recently Enacted Accounting Standards - In November 2004, the FASB issued SFAS No. 151, "Inventory Costs". SFAS No. 151 requires abnormal amounts of inventory costs related to idle facility, freight handling and wasted material (spoilage) to be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company will be required to adopt the provisions of SFAS No. 151 for fiscal years beginning after June 15, 2005. Management believes the provisions of this Standard will not have a significant effect on our financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment."
This Statement revises SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees."

SFAS No. 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The cost will be measured based on the fair value of the instruments issued. The Company will be required to apply SFAS No. 123(R) as of the first interim reporting period that begins after June 15, 2005. Accordingly, The Company will adopt SFAS No. 123(R) in the third quarter of fiscal 2005 using the modified-prospective method. Management is currently evaluating the impact SFAS No. 123(R) will have on the Company's results of operations as a result of adopting this new Standard.

              ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recently Enacted Accounting Standards - [Continued]

On December 21, 2004, the FASB issued FSP FAS 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004" that provides guidance on the application of SFAS No. 109 to the tax deduction on qualified production activities provided by the American Jobs Creation Act of 2004. FSP FAS 109-1 states that the qualified production activities deduction should be accounted for as a special deduction in accordance with SFAS No. 109, whereby the deduction is contingent upon the future performance of specific activities, including wage levels. The FASB also concluded that the special deductions should be considered with measuring deferred taxes and assessing a valuation allowance. Management is currently evaluating the impact FSP FAS 109-1 will have on the Company's financial position and results of operations.

Stock Options - The Company accounts for the stock option plans in accordance with the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. The Corporation has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost under SFAS No. 123 has been recognized for the stock option plans or other agreements in the accompanying statement of operations. Had compensation cost for the Company's stock option plans and agreements been determined based on the fair value at the grant date for awards in 2004 and 2003 consistent with the provisions of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                         2004       2003
                                                       --------   --------
Net Income                               As reported   $315,295   $268,846
Add: Stock-based employee compensation
 expense included in reported net
 income, net of taxes                                     3,692      3,120
Deduct: Total stock-based employee
 compensation expense determined under
 fair value based method, net of taxes                  (17,503)   (51,163)
                                                       --------   --------
     Net Income                          Proforma      $301,484   $220,803
                                                       --------   --------
Basic earnings per share                 As reported   $    .09   $    .08
                                         Proforma      $    .09   $    .07
Diluted earnings per share               As reported   $    .09   $    .08
                                         Proforma      $    .09   $    .07

              ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

During 2002, the Company issued a total of 60,000 options to a director to purchase common stock at $2.54 per share, which was below the current market value of the Company common stock of $2.80. The options vest equally over 36 months. In accordance with APB 25, the Company recorded additional paid in capital of $15,600, compensation expense of $5,200 and $5,200 for 2004 and 2003, respectively and deferred compensation of $2,167 as a reduction of stockholders equity as of December 31, 2004.

NOTE 2 - RELATED PARTY TRANSACTIONS

During the years ended December 31, 2004 and 2003, the Company paid accounting fees of $12,950 and $16,795, respectively to a company controlled by a director/shareholder. Services provided by this accounting firm are in the area of tax preparation and related services, management and business consulting. No audit services were provided by this company.

During the year December 31, 2003, the Company incurred $10,000 in consulting fees for services provided by a former director of the Company.

During the years ended December 31, 2004 and 2003, the Company paid consulting fees of $10,971 and $411, respectively to a company controlled by a person who became a director of the Company in December 2004. Services provided by the consulting firm are in the area of product development.

NOTE 3 - CASH EQUIVALENTS / TREASURY BILLS / CERTIFICATES OF DEPOSIT

At December 31, 2004, the Company had short term investments of $399,713 in Treasury bills purchased on December 23, 2004 and maturing on January 13, 2005 with a value of $400,000, and $1,594,747 in certificates of deposits purchased throughout the year and maturing through December 15, 2005. Of these short term investments $399,713 were purchased with a maturity of three months or less and recorded as cash equivalents.

NOTE 4 - INVENTORY

Inventory consists of the following at December 31, 2004:

                                                           2004
                                                         ----------
     Raw materials and supplies                          $  389,364
     Finished goods                                         730,810
                                                         ----------
                                                         $1,120,174
                                                         ==========

             ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 2004:

                                           Estimated life
                                              in years          2004
                                           --------------    ----------

     Office equipment                          3 - 10        $  210,802
     Computer and software                     2 -  5           158,163
     Machinery and equipment                   5 - 20         3,809,006
     Vehicles                                    7               23,061
     Leasehold improvements                    3 - 10         1,829,422
                                                             ----------
                                                              6,030,454
     Less: Accumulated depreciation and amortization         (4,471,213)
                                                             ----------
                                                             $1,559,241
                                                             ==========

Depreciation expense amounted to $457,380 and $513,135 for the years ended December 31, 2004 and 2003, respectively.

NOTE 6 - INTANGIBLE ASSETS

As of December 31, 2004 the Company's intangible assets consisted of the following:

                                                           2004
                                                        -----------

     Goodwill                                           $   375,438
     Indefinite life intangible assets:                 -----------
      Formulas                                          $    94,000
      Trademarks                                              1,000
                                                        -----------
         Total                                          $    95,000
                                                        ===========

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

              ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - INTANGIBLE ASSETS [Continued]

During the year ended December 31, 2004, the Company tested the Company's intangible assets for impairment in accordance with SFAS No. 142. The Company used the quoted market price of its stock to test its intangible assets for impairment and determined that the Company's intangible assets were not impaired.

NOTE 7 - INVESTMENT IN DIRECT FINANCING LEASE

During the year ended December 31, 2001, the Company acquired a cooked meat and poultry product line from Pan Ready Foods, Inc. and entered into a strategic alliance licensing agreement with Swiss American Sausage Co. a subsidiary of Provena Foods, Inc. Swiss American is a manufacturer of processed meat products. The strategic alliance provides for the Company to license to Swiss American the equipment. The Company also entered into a manufacturing and packaging agreement which calls for Swiss American to manufacture and package cooked meat and poultry products based on the Company's proprietary formulas. The agreements call for the Company to
receive a licensing fee of $640,515.   The licensing fee will be payable in
monthly installments equal to $0.05 per pound multiplied by the number of pounds of product purchased by the Company during the previous month. The licensing agreement shall end on the date Swiss American exercises their right to purchase the equipment. Swiss American has the right to purchase the equipment at any time for a price of the unpaid licensing fee divided by 1.13 or for $1 at any time after the licensing fee is paid or the Company has not purchased product from Swiss American for six consecutive months. The manufacturing and packaging agreement expires September 30, 2009 with an automatic one year extension unless either party gives notice at least twelve months prior to the original expiration. This licensing agreement has been accounted for as a direct financing lease.

Following is a summary of the components of the Company's net investment in the direct financing lease at December 31, 2004:

                                                           2004
                                                        -----------
    Total minimum lease payments to be received         $   438,976
    Less unearned revenue                                   (48,481)
                                                        -----------
        Net investment in direct financing lease        $   390,495
                                                        ===========

Estimated minimum future rentals to be received for each of the next five years on the non-cancelable lease as of December 31, 2004 are as follows:

     Year ending December 31,
     ------------------------
             2005                                       $    50,942
             2006                                            50,942
             2007                                            50,942
             2008                                            50,942
             2009                                            50,942
          Thereafter                                        184,266
                                                        -----------
                                                        $   438,976
                                                        ===========
                                     F-15


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

The future minimum lease payments for non-cancelable operating leases having remaining terms in excess of one year as of December 31, 2004 are as follows:

     Year ending December 31                          Lease Payments
     -----------------------                          --------------
              2005                                          289,179
              2006                                          312,166
              2007                                          341,445
              2008                                          241,525
           Thereafter                                          -
                                                         ----------
   Total Minimum Lease Payments                          $1,184,315
                                                         ==========

Lease expense charged to operations was $281,720 and $222,424 for the years ended December 31, 2004 and 2003.

NOTE 9 - AGREEMENTS AND COMMITMENTS

Manufacturing - Certain of the Company's products are manufactured and packaged on a "co-pack" or "toll-pack" basis by third parties at agreed upon prices. The agreements with the co-packers have terms of one year and allow for periodic price adjustments. These agreements generally allow for either party to give a two months cancellation notice.

401(K) Profit Sharing Plan - The Company has a 401(K) profit sharing plan and trust that covers all employees. The Company matches 50% up to a maximum of 7% deferral. Any employees who are employed by the Company during a six consecutive month period and have reached age 21 are eligible to participate in the plan. The plan became effective January 1, 1993 and has a plan year of January 1 through December 31. During 2004 and 2003 Company matching contributions to the plan charged to operations were $49,476 and $ 46,688, respectively.

Employment Agreement - The Company maintains employment agreements with it's President and Chief Operating Officer. The agreement with the President expired on December 31, 2004. The agreement with the Chief Operating Officer expires on April 30, 2006. The employment agreements provide for specific salaries, incentive compensation, severance benefits, disability and death benefits. The agreements contain an early termination provision that entitles the President and Chief Operating Officer to receive one year's salary and incentive compensation if terminated without cause.





                                     F-16


              ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes [SFAS No. 109]. SFAS No. 109 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards. At December 31, 2004, the total of all deferred tax assets was $117,107 and the total of the deferred tax liabilities was $0. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company's future earnings, and other future events, the effects of which cannot be determined.

The components of income tax expense (benefit) from continuing operations for the years ended December 31, 2004 and 2003 consist of the following:

                                                         2004       2003
                                                       --------   --------
Current income tax expense (benefit):
  Federal                                              $ 72,388   $ 98,448
  State                                                   1,600     12,276
                                                       --------   --------
     Current tax expense                                 73,988    110,724
                                                       --------   --------
Deferred tax expense (benefit) arising from:
  Excess of tax over financial accounting
   depreciation                                        $(40,811)  $(42,384)
  Reserve for accrued vacation                           11,226     (3,773)
  Alternative minimum tax credit                         25,157     13,114
  Inventory 263A adjustment                              (1,966)     9,206
  State investment tax credits                             -         3,302
  State taxes to be paid                                  4,174     (4,174)
  Contribution carryover                                 (1,721)    (5,467)
  State NOL carryover                                       260       -
                                                       --------   --------
     Net deferred tax (benefit)                        $ (3,681)  $(30,176)
                                                       ========   ========

Deferred income tax expense/(benefit) results primarily from the reversal of temporary timing differences between tax and financial statement income.

A reconciliation of income tax expense at the federal statutory rate to income tax expense at the company's effective rate is as follows:

                                                         2004       2003
                                                       --------   --------
Computed tax at the expected statutory rate            $131,105   $118,794
State and local income taxes, net of federal benefit     22,497     20,385
Non-deductible expenses                                  15,237     13,108
State tax credits                                          -        (6,880)
Deduction for options exercised                         (47,630)    (7,602)
Extraterritorial income exclusion                       (46,035)   (54,730)
Other Items                                                 293       (544)
Difference in federal statutory tax rate                 (5,160)    (1,983)
                                                       --------   --------
     Income tax expense                                $ 70,307   $ 80,548
                                                       ========   ========
                                     F-17


              ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - INCOME TAXES [Continued]

The temporary differences, tax credits and carryforwards gave rise to the following deferred tax asset at December 31, 2004:

                                                               2004
                                                             --------

     Inventory 263A adjustment                                 14,502
     State alternative minimum tax credits                      8,560
     Reserve for accrued vacation                              28,049
     Carryforward of excess contributions                      16,223
                                                             --------
          Net current tax assets                             $ 67,334
                                                             --------
     Excess of book over tax accounting depreciation         $ 49,773
                                                             --------
          Net deferred tax asset                             $ 49,773
                                                             ========

The alternative minimum tax credits have no date of expiration and are available to offset the Company's future income tax liability. Management estimates that the Company will generate adequate net profits to use the deferred tax assets, consequently, a valuation allowance has not been recorded.

NOTE 11 - EARNINGS PER SHARE

The following data shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of potential dilutive common stock for the years ended December 31, 2004 and 2003:

                                                          2004         2003
                                                       ----------  ----------

Net income                                             $  315,295  $  268,846
                                                       ----------  ----------
Weighted average number of common shares outstanding
 used in basic earnings per share                       3,386,701   3,272,670

Effect of dilutive securities:
 Stock options                                            168,773     148,821
                                                       ----------  ----------
Weighted number of common shares and potential
 dilutive common shares outstanding used in dilutive
 earnings per share                                     3,555,474   3,421,491
                                                       ----------  ----------

For the year ended December 31, 2004, the Company had options to purchase 10,000 shares of common stock at a price of $3.55 per share that were not included in the computation of diluted earnings per share because their effect was anti-dilutive (the options exercise price was greater than the average market price of the common shares). For the year ended December 31, 2003, all outstanding options were included in the calculation of diluted earnings per share.

              ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - STOCKHOLDERS' EQUITY

Common Stock Issuances - During 2004 and 2003, the Company issued 104,000 and 75,000 shares of stock, at $2.31 to $2.54 per share and $2.54 per share, respectively, upon exercise of stock options under the 1993 stock option plan.

Preferred Stock - The Company is authorized to issue 10,000,000 shares of no par value preferred stock with such rights and preferences and in such series as determined by the Board of Directors at the time of issuance. No shares are issued or outstanding as of December 31, 2004 and 2003.

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

2002 Stock Option Plan - During 2002, the Board of Directors adopted a Stock Option Plan (the Plan). Under the terms and conditions of the Plan, the board is empowered to grant stock options to employees, officers, directors and consultants of the Company. Additionally, the Board will determine at the time of granting the vesting provisions and whether the options will qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code (Section 422 provides certain tax advantages to the employee recipients). The Plan was approved by the shareholders of the Company at its 2002 annual shareholder meeting. The total number of shares of common stock available under the Plan may not exceed 160,000. At December 31, 2004 and 2003, total options available to be granted under the Plan total 90,000 and 100,000 respectively.

              ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - STOCKHOLDERS' EQUITY [Continued]

Stock Options - The fair value of each option granted is estimated on the date granted using the Black-Scholes option pricing model. Assumptions used to compute the weighted-average grants during the year ended December 31, 2004 include risk-free interest rates of 2%, expected dividend yields of 6%, expected life of 3 years, and expected volatility 50%. During 2004, the Company granted 10,000 options with a calculated weighted average fair value of $.87.

A summary of the status of the options granted under the Company's 1993 and 2002 stock option plans and other agreements at December 31, 2004 and 2003, and changes during the years then ended is presented below:

                                    December 31, 2004           December 31, 2003
                              ---------------------------  --------------------------
                                         Weighted Average            Weighted Average
                                Shares    Exercise Price    Shares    Exercise Price
                              ---------  ----------------  --------  ----------------
Outstanding at beginning
 of period                     792,900        $2.53         881,100        $2.53
Granted                         10,000         3.55            -             -
Exercised                     (104,000)        2.44         (75,000)        2.54
Forfeited                      (45,000)        2.35         (13,200)        2.56
Expired                        (75,000)        2.31            -             -
                              --------        -----         -------        -----
Outstanding at end of Period   578,900        $2.60         792,900        $2.53
                              --------        -----         -------        -----

A summary of the status of the options outstanding under the Company's stock option plans and employment agreements at December 31, 2004 is presented below:

                              Options Outstanding                          Options Exercisable
              --------------------------------------------------   ------------------------------
 Range of                    Weighted-Average   Weighted Average                 Weighted-Average
 Exercise        Number         Remaining          Exercise          Number          Exercise
  Prices      Outstanding   Contractual Life        Price          Exercisable        Price
-----------   ------------  -----------------   ----------------   -----------   ----------------
  $3.55          10,000        9.2  years             $3.55           2,778           $3.55
  $2.69          40,000        5.7  years             $2.69          40,000           $2.69
  $2.86          20,000        5.25 years             $2.86          20,000           $2.86
$2.69-$2.85      84,080        3.7  years             $2.69          84,080           $2.69
  $2.54          18,820        3.1  years             $2.54          18,820           $2.54
  $2.54         406,000         .3  years             $2.54         397,667           $2.54
-----------     -------        ----------             -----         -------           -----
                578,900                                             563,345

              ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - SIGNIFICANT CUSTOMERS / CONCENTRATION

The Company's products are marketed by a network of food brokers and sold to retail, foodservice, club-type stores, and industrial accounts. The Company's products are sold by the Company and through distributors.

During the years ended December 31, 2004 and 2003, 39% of the Company's total gross sales were handled by a non-exclusive national distributor.

During the years ended December 31, 2004 and 2003 Asian sales amounted to 9% and 7% of the Company's total gross sales.

The Company's food brokers are paid commissions ranging from 2% to 5% of sales depending on products sold and selling price. The following table lists the total gross sales from continuing operations through brokers that accounted for 10% or more of total gross sales:

                                                December 31,
                                             2004          2003
                                          ----------    ----------

       Broker A                           $1,370,462    $1,541,497
       Broker B                            2,428,839     2,576,168
       Broker C                            1,548,906     1,477,810

NOTE 14 - SUBSEQUENT EVENT

On December 9, 2004 the Company's Board of Directors declared a regular dividend of $0.05 per share and a special dividend of $0.10 per share that was paid on January 24, 2005 to shareholders of record on January 3, 2004.

On February 2, 2005, the Company's Board of Directors declared a regular dividend of $0.05 per share payable on April 29, 2005 to shareholders of record on April 11, 2005.

Subsequent to the year ended December 31, 2004, a former employee and a former director exercised options to purchase 16,000 shares of common stock at $2.54 to $2.69 per share.

On March 10, 2005, the board of directors approved the termination of the Company's SEC registration and NASDAQ listing. The Company intends to file for termination of its SEC registration in May 2005.

                                 SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  ARMANINO FOODS OF DISTINCTION, INC.


Dated: March 26, 2005             By:/s/ William J. Armanino
                                     William J. Armanino, President

     In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                       Capacity                   Date


/s/ William J. Armanino       President, Chief Executive   March 26, 2005
William J. Armanino           Officer and Chairman of
                              the Board


/s/ Edmond J. Pera            Treasurer, Chief Operating   March 26, 2005
Edmond J. Pera                Officer (Principal Financial
                              Officer), Secretary and
                              Director

/s/ John J. Micek, III        Director                     March 26, 2005
John J. Micek, III



/s/ David B. Scatena          Director and Vice Chairman   March 26, 2005
David B. Scatena              of the Board



/s/ Joseph F. Barletta        Director                     March 26, 2005
Joseph F. Barletta



/s/ Douglas R. Nichols        Director                     March 26, 2005
Douglas R. Nichols



/s/ Patricia A. Fehling       Director                     March 26, 2005
Patricia A. Fehling