Form 10QSB
period 2005-03-31
ARMANINO FOODS OF DISTINCTION INC /CO/
filed 2005-05-12
CIK 814339

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                       For Quarter Ended March 31, 2005

                         Commission File No. 0-18200


                      ARMANINO FOODS OF DISTINCTION, INC.
       ----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


            COLORADO                                  84-1041418
----------------------------               -------------------------------
(State or other jurisdiction               (I.R.S. Employer Identification
incorporation or organization)                       Number)


                   30588 San Antonio St., Hayward, CA   94544
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

                                Yes [X]  No [ ]

There were 3,370,108 shares of the Issuer's Common Stock outstanding as of May 12, 2005.

Transitional Small Business disclosure Format.       Yes [ ]  No [X]





















                        PART I - FINANCIAL INFORMATION

              ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY
                     Condensed Consolidated Balance Sheets
                                  (Unaudited)

                                     ASSETS

                                                               December 31,
                                              March 31, 2005      2004
                                              --------------   ------------
Current Assets:
 Cash and cash equivalents                      $   173,836    $   662,852
 Certificates of deposit                          1,869,789      1,594,747
 Accounts receivable, net                         1,666,933      1,915,078
 Inventories                                      1,309,837      1,120,174
 Prepaid expenses                                   143,957        370,052
 Current portion of direct financing
  lease receivable                                   39,158         50,942
 Current deferred tax asset                          67,334         67,334
                                                -----------    -----------
     Total Current Assets                         5,270,844      5,781,179

Property and equipment, net                       1,454,450      1,559,241
Direct financing lease receivable, net              386,502        388,034
Other Assets:
 Deposits                                            32,000         32,000
 Goodwill                                           375,438        375,438
 Indefinite life - Intangible assets                 95,000         95,000
 Deferred tax asset                                  49,773         49,773
                                                -----------    -----------
     Total Other Assets                             552,211        552,211
                                                -----------    -----------
     Total Assets                               $ 7,664,007    $ 8,280,665
                                                ===========    ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable & accrued payroll and
  related taxes                                 $   676,160    $   748,610
 Dividends payable                                  172,255        515,282
 Income taxes payable                               154,319        249,476
                                                -----------    -----------
     Total Current Liabilities                    1,002,734      1,513,368
Deferred income on direct financing lease            46,949         48,481
                                                -----------    -----------
     Total Liabilities                            1,049,683      1,561,849

Stockholders' Equity:
 Preferred stock; no par value, 10,000,000
  shares authorized, no shares issued and
  outstanding
 Common stock; no par value, 40,000,000
  shares authorized, 3,445,108 shares issued
  and outstanding at March 31, 2005 and
  3,429,108 at December 31, 2004                  8,473,319      8,431,609
 Additional paid-in capital                          37,911         37,911
 Accumulated Deficit                             (1,896,039)    (1,748,537)
                                                -----------    -----------
                                                  6,615,191      6,720,983
   Less: Deferred compensation expense
         in accordance with APB 25                     (867)        (2,167)
                                                -----------    -----------
     Total Stockholders' Equity                   6,614,324      6,718,816
                                                -----------    -----------
     Total Liabilities & Stockholders' Equity   $ 7,664,007    $ 8,280,665
                                                ===========    ===========

The accompanying notes are an integral part of these condensed consolidated financial statements. The balances for December 31, 2004 were taken from the audited financial statements at that date and condensed.

                        PART I - FINANCIAL INFORMATION

              ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY
                Condensed Consolidated Statements of Earnings
                 For the Quarter Ended March 31, 2005 and 2004
                                 (Unaudited)

                                               March 31, 2005  March 31, 2004
                                               --------------  --------------

Net Sales                                       $ 3,129,268    $ 3,055,659
Cost of Goods Sold                                2,169,262      2,108,067
                                                -----------    -----------
     Gross Profit                                   960,006        947,592

Operating Expenses:
 General, administrative and selling                402,309        393,982
 Salaries and wages                                 464,010        415,558
 Commissions                                         73,886        124,057
                                                -----------    -----------
     Total Operating Expenses                       940,205        933,597

Operating Income                                     19,801         13,995

Other Income                                         15,062         10,181
                                                -----------    -----------
Income From Operations Before
 Income Taxes                                        34,863         24,176

Current Tax Expense                                  10,110          2,837
Deferred Tax Expense                                   -             4,174
                                                -----------    -----------
Net Earnings                                         24,753         17,165

Basic Income Per Common Share                   $       .01    $       .01

Weighted Average Common Shares Outstanding        3,433,308      3,350,603
                                                ===========    ===========

Diluted Income Per Common Share                 $       .01    $       .00

Weighted Average Common Shares Outstanding        3,630,407      3,585,360
                                                ===========    ===========


The accompanying notes are an integral part of these condensed financial statements.

                         PART I - FINANCIAL INFORMATION

                ARMANINO FOODS OF DISTINCTION, INC. SUBSIDIARY
                Condensed Consolidated Statements of Cash Flows
               For the Three Months Ended March 31, 2005 and 2004
                                  (Unaudited)

                                               March 31, 2005  March 31, 2004
                                               --------------  --------------

Cash Flows From Operating Activities:
 Net income                                     $    24,753    $    17,165
 Adjustment to reconcile net income to net
  cash provided by operations:
   Depreciation and amortization                    118,750        118,250
   Net change in deferred taxes                        -             4,174
   Earned revenue from direct financing lease        (1,532)        (2,602)
   Compensation expense for stock options             1,300          1,300
  Changes in assets and liabilities:
   Decrease in accounts receivable                  248,144         91,949
   (Increase) in inventories                       (189,663)       (99,556)
   Decrease in prepaid expenses                     226,096         31,901
   Increase/(Decrease) in accounts payable and
    accrued payroll and related taxes              (168,343)        49,163
   (Increase)/Decrease in income taxes payable          736        (77,887)
                                                -----------    -----------
Total Adjustments                                   235,488        116,692
                                                -----------    -----------

Net Cash Provided By Operating Activities           260,241        133,857

Cash Flows From Investing Activities:
 Purchases of property and equipment                (13,959)       (93,873)
 Proceeds received from direct financing lease       13,316         22,617
 Purchase of certificates of deposit               (275,042)      (252,058)
                                                -----------    -----------
     Net Cash Used in Investing Activities         (275,685)      (323,314)

Cash Flows From Financing Activities:
 Dividends paid to common stockholders             (515,282)      (333,490)
 Proceeds from exercise of stock options             41,710        110,813
                                                -----------    -----------
     Net Cash (Used) For Financing Activities:     (473,572)      (222,677)

Net Decrease In Cash and Cash Equivalents          (489,016)      (412,134)

Cash and Cash Equivalents Beginning of Period       662,852      1,414,244
                                                -----------    -----------
Cash and Cash Equivalents End of Period         $   173,836    $ 1,002,110
                                                ===========    ===========


The accompanying notes are an integral part of these condensed financial statements.

                        PART I - FINANCIAL INFORMATION

             ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY
              Condensed Consolidated Statements of Cash Flows
             For the Three Months Ended March 31, 2005 and 2004
                                 (Unaudited)


                                               March 31, 2005  March 31, 2004
                                               --------------  --------------
Supplemental Disclosures of Cash Flow
Information:
 Cash paid during the period for
  Interest                                       $   -            $   -
  Income tax                                     $  372           $ 72,251

Supplemental Disclosures of Non-Cash Items:
 For the three months ended March 31, 2005 and March 31, 2004.

     During 2002, the Company issued a total of 60,000 options to a director to purchase common stock at $2.54 per share, which was below the current market value of the Company common stock of $2.80. The options vest equally over 36 months. On the grant date, in accordance with APB 25, the Company recorded additional paid in capital and deferred compensation of $15,600. For periods prior to December 31, 2004 the Company recognized a total of $13,433 as compensation expense in connection with these options. For the three months ended March 31, 2005 and 2004, the Company recognized $1,300 and $1,300, respectively as compensation expense in connection with these options.

                          PART I - FINANCIAL INFORMATION

              ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY
             Notes to Condensed Consolidated Financial Statements
                               March 31, 2005
                                 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles of the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. It is suggested that these condensed consolidated financial statements be read in conjunction with the December 31, 2004 audited financial statements and notes thereto for Armanino Foods of Distinction, Inc included in the Company's 10_KSB. The results of operations for the periods ended March 31, 2005 and 2004 are not necessarily indicative of the operating results for the year ended December 31, 2005.

     Basis of Presentation - The condensed consolidated financial statements include the accounts of Armanino Foods of Distinction, Inc. ("Parent") and its wholly-owned non-operating subsidiary AFDI, Inc.

     Consolidation - All significant accounts and transactions between Parent and subsidiary have been eliminated in consolidation.

     Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments (Treasury Bills/Certificates of Deposit) purchased with a maturity of three months or less to be cash equivalents. The Company had $20,342 in excess of federally insured amounts in its bank accounts at March 31, 2005.

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

     Accounts Receivable - Accounts receivable consist of trade receivables arising in the normal course of business. At March 31, 2005, the Company has established an allowance for doubtful accounts of $38,546 which reflects the Company's best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. Amounts written off for the years presented are insignificant for disclosure.

                        PART I - FINANCIAL INFORMATION

              ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY
             Notes to Condensed Consolidated Financial Statements
                               March 31, 2005
                                 (Unaudited)

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

     Net sales comprised of the following for the quarter ended March 31, 2005 and 2004:

                                             For the Quarter
                                             Ended March 31,
                                        ------------------------
                                           2005           2004
                                        ----------    ----------

     Gross Sales                        $3,585,169    $3,459,790
     Less:   Discounts                  $  (58,995)   $  (53,511)
             Slotting                   $   (6,204)   $  (19,631)
             Promotional                $ (390,702)   $ (330,989)
                                        ----------    ----------
     Net Sales                          $3,129,268    $3,055,659
                                        ==========    ==========

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

                        PART I - FINANCIAL INFORMATION

              ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY
             Notes to Condensed Consolidated Financial Statements
                               March 31, 2005
                                 (Unaudited)

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

     The weighted average common shares and common equivalent shares outstanding for purposes of calculating earnings per share were as follows:

                                                     For the Quarter
                                                     Ended March 31,
                                                 ------------------------
                                                    2005           2004
                                                 ----------    ----------
Weighted average common shares outstanding
used in basic earnings (loss) per share           3,433,308     3,350,603

Effect of dilutive stock options                    150,769       234,757

Weighted average common shares and potential
dilutive common shares outstanding used in
dilutive earnings/loss per share                  3,584,077     3,585,360

     For the three months ended March 31, 2005 the Company had no additional stock options that could potentially dilute earnings per share in the future that were not included in the diluted computation.

     Stock Options - The Company accounts for the stock option plans in accordance with the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. The Corporation has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost under SFAS No. 123 has been recognized for the stock option plans or other agreements in the accompanying statement of operations. Had compensation cost for the Company's stock option plans and agreements been determined based on the fair value at the grant date for awards during the three months ended March 31, 2005 and 2004 consistent with the provisions of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                        PART I - FINANCIAL INFORMATION

              ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY
             Notes to Condensed Consolidated Financial Statements
                               March 31, 2005
                                 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

                                                        For the Quarter
                                                        Ended March 31,
                                                     ----------------------
                                                       2005          2004
                                                     --------      --------
Net Income                             As reported   $ 24,753      $ 17,165
Add: Stock-based employee compensation
 expense included in reported net
 income                                                 1,300         1,300
Deduct: Total stock-based employee
  compensation expense determined
under fair value based method                         (1,224)       (3,425)
                                                     -------       --------
Net Income                             Proforma      $ 24,829      $ 15,040
                                                     ========      ========
Basic earnings per share               As reported   $    .01      $    .01
                                       Proforma      $    .01      $    .00

Diluted earnings per share             As reported   $    .01      $    .00
                                       Proforma      $    .01      $    .01

     During 2002, the Company issued a total of 60,000 options to a director to purchase common stock at $2.54 per share, which was below the current market value of the Company common stock of $2.80. The options vest equally over 36 months. In accordance with APB 25, the Company recorded additional paid in capital and deferred compensation expense of $15,600. The Company recognized a total of $13,433 as of December 31, 2004 as compensation expense in connection with this grant. For the three months ended March 31, 2005 and March 31, 2004 the Company recognized $1,300 and $1,300 respectively as deferred compensation expense.

NOTE 2 - INVENTORIES

     Inventories are carried at the lower of cost or market with cost being determined on the first-in, first-out method and consisted of the following at March 31, 2005 and December 31, 2004:

                                   March 31, 2005   December 31, 2004
                                   --------------   -----------------
     Raw materials & supplies        $  411,196         $  389,364
     Finished goods                     898,641            730,810
                                     ----------         ----------
                                     $1,309,837         $1,120,174
                                     ==========         ==========

                        PART I - FINANCIAL INFORMATION

              ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY
             Notes to Condensed Consolidated Financial Statements
                               March 31, 2005
                                 (Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

     The Company incurred $6,685 and $11,870 respectively, for the three months ended March 31, 2005 and 2004, in accounting and consulting fees to Polly, Scatena, Vasheresse & May, an accounting firm. The managing partner of this firm, David B. Scatena, is a stockholder and director of the Company. Services provided by the accounting firm are in the area of tax preparation and related services, management and business consulting.

     During the quarter ended March 31, 2005 the Company incurred $3,207 for product development services performed by Fehling & Associates. Patricia Fehling, owner of Fehling & Associates also currently serves as a director for the Company.

NOTE 4 - PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                              Estimated Useful                  December 31,
                               Life in Years    March 31, 2005      2004
                              ----------------  --------------  ------------

Office Equipment                   3-10          $   213,402     $   210,802
Computer and Software              2-5               166,258         158,163
Plant Machinery & Equipment        5-20            3,812,270       3,809,006
Vehicles                            7                 23,061          23,061
Leasehold Improvements             3-10            1,829,422       1,829,422
                                                 -----------     -----------
                                                   6,044,413       6,030,454
Accumulated Depreciation                          (4,589,963)     (4,471,213)
                                                 -----------     -----------
                                                 $ 1,454,450     $ 1,559,241
                                                 ===========     ===========

     During the three months ended March 31, 2005 and 2004, depreciation and amortization expense amounted to $118,750 and $118,250, respectively.

NOTE 5 - STOCKHOLDERS' EQUITY

     Common Stock:

     During the quarter ended March 31, 2005, the Company issued 8,600 and 7,400 shares of stock at $2.54 and $2.69 per share, respectively, upon exercise of stock options by employees and a former director under the 1993 stock option plan.

     During the quarter ended March 31, 2004, the Company issued 15,000 and 30,000 shares of stock at $2.31 and $2.54 per share, respectively, upon exercise of stock options by employees and a former director under the 1993 stock option plan.

                         PART I - FINANCIAL INFORMATION

              ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY
             Notes to Condensed Consolidated Financial Statements
                               March 31, 2005
                                 (Unaudited)

NOTE 5 - STOCKHOLDERS' EQUITY (Continued)

     Stock Options:

     During March of 2004, the Company issued a total of 10,000 options to an employee to purchase common stock at $3.55 per share. These options expired partially unvested in January 2005 as the employee left the Company prior to the options becoming vested.

     As of March 31, 2005, the Company had 552,900 outstanding stock options to purchase the Company's stock at prices ranging from $2.54 to $2.86 per share to current and former employees, directors and former consultants, expiring in December 2004 through August 2010.

     Dividends:

     On December 9, 2004, the Company's Board of Directors declared a regular dividend of $.05 per share and a special dividend of $.10 per share that was paid on January 31, 2005 to common stockholders of record on January 3, 2005 for a total of $515,282.

     On February 2, 2005, the Board of Directors approved a regular dividend of $0.05 per share on outstanding shares of the Company to be paid on April 29, 2005 to common stockholders of record on April 11, 2005 for a total of $172,255.

NOTE 6 - SUBSEQUENT EVENT

     On February 2, 2005, the Board of Directors approved a regular dividend of $0.05 per share on outstanding shares of the Company to be paid on April 29, 2005 to shareholders of record on April 11, 2005 for a total of $172,255.

     On April 30, 2005 340,000 stock options with an exercise price of $2.54 expired. These options had all been granted to directors and former directors of the Company.

     On May 11, 2005, the Company's board of directors resolved to rescind its previous decision to voluntarily terminate its SEC registration and NASDAQ listing. The board is considering its options while it awaits the outcome of two initiatives regarding the 404 compliance section of the 2002
Sarbanes-Oxley law.

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

RESULTS OF OPERATIONS

     Net sales for the quarter ended March 31, 2005 were $3,129,268 compared to $3,055,659 for the quarter ended March 31, 2004. Overall sales during the first quarter of 2005 increased by by $73,609 over the same period in 2004. The increase in sales is primarily attributed to higher sauce sales.

     The Company continues to focus its efforts on increasing its customer base through various sales programs, growth within our market segment and the development of new products. Promotional and marketing programs are used with various distributors and retail outlets to support existing sales and develop recognition of the Company's products. The Company has recently expanded its sales force and promotional efforts to build additional sales. The research and development department assists the sales effort by developing new and innovative uses for the Company's products as well as formulating products that meet specific needs of our customers.

     Cost of goods sold as a percentage of net sales was 69.3% for the quarter ended March 31, 2005 as compared with 69.0% for the quarter ended March 31, 2004. This slight decrease is a continuance of the previous sales mix shift to pesto products which can be produced at lower cost.

     Operating expenses as a percentage of net sales were 30.0% for the quarter ended March 31, 2005 compared to 30.6% for the quarter ended March 31, 2004. The slightly lower cost of operating is a result of management's ability to become more efficient in its use of personnel.

     Net income from continuing operations for the quarter ended March 31, 2005 was $24,753 compared to $17,165 for the quarter ended March 31, 2004. This increase in net income is the result of sales of a more favorable product mix, as well as a better managed production schedule taking advantage of the resources available to the Company. The Company believes it will continue to be able to take advantage of its current selling mix, its dedication to manufacturing excellence at a competitive cost and by remaining competitive through developing new products and more uses for its current product lines. This is expected to continue to produce favorable financial results, even in the face of ever stronger competition and a volatile purchasing environment.

                        PART I - FINANCIAL INFORMATION

              ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS (Continued)


LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2005, the Company had working capital of $4,268,110 as compared to $4,267,811 at December 31, 2004. The minimal change in working capital is due primarily to management's efforts to conserve capital while experiencing only a small increase in net income. Quick assets of $3,710,558 are comprised of cash, cash equivalents, certificates of deposit and accounts receivable. Management believes that this level of working capital is adequate to meet anticipated needs for liquidity as well as managed growth for at least the next twelve months.

     During the three months ended March 31, 2005, cash provided by operating activities was $260,241, compared to $133,857 for the three months ended March 31, 2004. The increase primarily attributable to non-cash depreciation, net income and decreases in accounts receivable and prepaid items offset by
decreases in accounts payable and increases of inventory.   .

     During the three months ended March 31, 2005, cash used by investing activities of the Company totaled $275,685 compared to $323,314 for the three months ended March 31, 2004. This decrease was primarily the result of the Company purchasing Certificates of Deposit in order to obtain a better return on available cash reserves. Additionally, cash used to purchase fixed assets were almost completely offset by proceeds from the related [?] direct financing lease.

     During the three months ended March 31, 2005 cash used by financing activities of the Company amounted to $473,572 compared to $222,677 for the same period ended March 31, 2004. This was due to a regular and special dividend declared in 2004 and paid in the first quarter of 2005 partially offset by proceeds from the exercise of stock options.

     Subsequent to March 31, 2005 the Company paid a dividend in the amount of $172,255 that was declared during the first quarter of 2005.

     The Company presently has no commitments for material capital expenditures.

ITEM 3:  CONTROLS AND PROCEDURES

     As of March 31, 2004, under the supervision and with the participation of the Company's Chief Executive Officer and the Principal Financial Officer, management evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2004. There were no changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.

     The Company's internal controls have continued to be monitored under the supervision of the Company's Chief Executive Officer and the Principal Financial Officer. Together with management, the officers believe the Company's disclosure controls and procedures continue to be effective as of March 31, 2005.

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

                                 ARMANINO FOODS OF DISTINCTION, INC.



Dated:  May 12, 2005             By: /s/ William J. Armanino
                                     William J. Armanino
                                     President
                                     Chief Executive Officer


                                 By: /s/ Edmond J. Pera
                                     Edmond J. Pera
                                     Secretary
                                     Treasurer
                                     Chief Operating Officer
                                     (Principal Financial Officer)