Form 10QSB/A
period 2005-03-31
ARMANINO FOODS OF DISTINCTION INC /CO/
filed 2005-05-16
CIK 814339

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                 FORM 10-QSB/A
                                AMENDMENT NO. 1



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

                                Yes [X]  No [ ]


There were 3,445,108 shares of the Issuer's Common Stock outstanding as of May 12, 2005.

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

Stockholders' Equity:
 Preferred stock; no par value, 10,000,000
  shares authorized, no shares issued and
  outstanding
 Common stock; no par value, 40,000,000
  shares authorized, 3,445,108 shares issued
  and outstanding at March 31, 2004 and
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

                        PART I - FINANCIAL INFORMATION

              ARMANINO FOODS OF DISTINCTION, INC. AND SUBSIDIARY
             Notes to Condensed Consolidated Financial Statements
                               March 31, 2005
                                 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

                                                        For the Quarter
                                                        Ended March 31,
                                                     ----------------------
                                                       2005          2004
                                                     --------      --------
Net Income                             As reported   $ 24,753      $ 17,165
Add: Stock-based employee compensation
 expense included in reported net
 income                                                 1,300         1,300
Deduct: Total stock-based employee
  compensation expense determined
under fair value based method                        (1,224)       (3,425)
                                                   ---------     ---------
Net Income                             Proforma      $ 24,829      $ 15,040
                                                     =========     =========
Basic earnings per share               As reported   $    .01      $    .01
                                       Proforma      $    .01      $    .00

Diluted earnings per share             As reported   $    .01      $    .00
                                       Proforma      $    .01      $    .01

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

     During the three months ended March 31, 2005, cash used by investing activities of the Company totaled $275,685 compared to $323,314 for the three months ended March 31, 2004. This decrease was primarily the result of the Company purchasing Certificates of Deposit in order to obtain a better return on available cash reserves. Additionally, cash used to purchase fixed assets were almost completely offset by proceeds from the related direct financing lease.

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

                                 ARMANINO FOODS OF DISTINCTION, INC.



Dated:  May 16, 2005             By: /s/ William J. Armanino
                                     William J. Armanino
                                     President
                                     Chief Executive Officer


                                 By: /s/ Edmond J. Pera
                                     Edmond J. Pera
                                     Secretary
                                     Treasurer
                                     Chief Operating Officer
                                     (Principal Financial Officer)